Form 10-K
period 2024-12-31
Blackstone Infrastructure Strategies L.P.
filed 2025-03-07
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
000-56672

Blackstone Infrastructure Strategies L.P.
(Exact name of registrant as specified in its charter)

Delaware	99-4067586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212)
583-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class S Limited Partnership Units
Class D Limited Partnership Units
Class I Limited Partnership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐

No

☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
☐

No

☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
 No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
 No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes
☐
 No
☒
As of December 31, 2024, there was no established public market for the registrant’s limited partnership units.
As of February 28, 2025, the registrant had the following limited partnership units outstanding: 17,289,130 units of Class S, 1,532,459 units of Class D, and 29,524,301 units of Class I.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements; Risk Factor Summary
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this report.

•
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for Blackstone’s Infrastructure Platform (as defined below), as of the date of this report, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. The Sponsor cannot provide assurance that it will be able to successfully implement BXINFRA’s investment strategy, or that investments made by BXINFRA will generate expected returns.

•	Our continuous private offering is a “blind pool” offering and thus you will not have the opportunity to evaluate our future investments before we make them.
•
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (“Securities Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or become required to register under Investment Company Act of 1940, as amended (the “1940 Act”). As such, we can be described as illiquid in nature.

•
We have implemented a Unit repurchase program (the “Repurchase Program”), but there is no guarantee we will be able to make such repurchases. Furthermore, if we do make such repurchases, only a limited number of Units will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios. In addition and subject to limited exceptions, any repurchase request of Units that have not been outstanding for at least two years will be subject to an early repurchase deduction equal to 5% of the value of the Units being repurchased (calculated as of the last calendar day of the applicable quarter) (the “Early Repurchase Deduction”).

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.
•
Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule
14a-8
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors (as defined below).

•
The Partnership Agreement (as defined below) designates courts in the State of Delaware or, to the extent subject matter jurisdiction exists, the federal district courts of the United States in the States of Delaware as the exclusive forum for actions or proceedings related to the Partnership Agreement (as defined below) or federal securities laws and the rules and regulations thereunder, which could limit our Unitholders’ ability to obtain a favorable judicial forum.

•
The purchase and repurchase price for our Units are based on our net asset value (“NAV”), calculated in accordance with a valuation policy that has been approved by the Board of Directors (as defined below), and are not based on any public trading market. While there will be independent valuations of our Direct Investments (as defined below) from time to time, the valuation of Infrastructure Investments (as defined below) is inherently subjective and our NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.

•
The acquisition of investments may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

•
The infrastructure industry generally, and BXINFRA’s investment activities in particular, are affected by general economic and market conditions, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments and national and international political, environmental and socioeconomic circumstances. Identifying, closing and realizing attractive Infrastructure Investments (as defined below) that fall within BXINFRA’s investment mandate is highly competitive and involves a high degree of uncertainty.

•
BXINFRA’s investments may be concentrated at any time in a limited number of sectors, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single investment as compared to a more diversified portfolio.

•
We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we will pay to the Sponsor.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in Part I. Item 1A. Risk Factors, and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxinfra.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this report, except where the context suggests otherwise:
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The terms “BXINFRA,” “we,” “us,” “our” and the “Fund” refer to Blackstone Infrastructure Strategies L.P. and its consolidated subsidiaries and may include the Feeder, the Aggregator and any Parallel Funds, as the context requires.
The term “Aggregator” refers to BXINFRA Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds), a Cayman Islands exempted limited partnership, through which the Fund invests all or substantially all of its assets.
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P.
The term “General Partner” refers to Blackstone Infrastructure Strategies Associates L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXINFRA to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or
non-U.S.
jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”).
The term “Investment Manager” refers to Blackstone Infrastructure Advisors L.L.C., our investment manager.
The term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Fund’s Units are made, calculated in accordance with the valuation policy that has been approved by BXINFRA’s board of directors (“Board of Directors” or “Board”).
The term “Other Blackstone Accounts” refers to, as the context requires, individually and collectively, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment
vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side
or additional general partner investments with respect thereto), including Other Similar Funds (as defined below).
The term “Other Similar Funds” refers to one or more vehicles with substantially similar investment objectives and strategies and will invest alongside BXINFRA. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios and will together with BXINFRA form the “BXINFRA Fund Program.”

The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor to invest alongside the Fund, but excluding Other Similar Funds (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside the Fund.
The term “Portfolio Entity” refers, individually and collectively, to any entity owned, directly or indirectly through subsidiaries, by the Fund or Other Blackstone Accounts, including as the context requires, portfolio companies, holding companies, special purpose vehicles and other entities through which investments are held.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Unitholders” refers to holders of our limited partnership units (the “Units”). There are three classes of Units available to investors through the Fund: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
This report does not constitute an offer of BXINFRA or any other Blackstone fund.

Part I.
Item 1. Business
Overview
Blackstone Infrastructure Strategies L.P. is designed to offer eligible individuals and other investors access to Blackstone’s infrastructure platform (the “Infrastructure Platform”). Our general partner, Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”), and our investment manager, Blackstone Infrastructure Advisors L.L.C., a Delaware limited liability company (the “Investment Manager”), are affiliates of Blackstone.
We are conducting a continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder). BXINFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers, which we believe enables investors to better manage exposure to the private markets asset classes, such as infrastructure.
The Fund — Blackstone Infrastructure Strategies L.P.
The Fund, a limited partnership, was formed on July 16, 2024 under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. On September 13, 2024, the General Partner purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2024, the General Partner was our only Unitholder.
On January 2, 2025, the Fund held its first closing and sold unregistered limited partnership units (the “Units”) of the Fund as part of its continuous private offering for aggregate consideration of over $1.0 billion. The Fund expects to continue to hold monthly closings as part of its continuous private offering. As of February 28, 2025, the Fund had sold 48,345,890 Units (consisting of 17,289,130 Class S, 1,532,459 Class D and 29,524,301 Class I Units, respectively) for aggregate consideration of $1.2 billion.
Our investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. We seek to meet our investment objective by investing primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”), leveraging the talent and investment capabilities of Blackstone’s Infrastructure Platform to create an attractive portfolio of alternative infrastructure investments.
Blackstone and Blackstone Infrastructure Platform Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of more than $1.1 trillion as of December 31, 2024 and approximately 4,895 employees at our headquarters in New York and around the world. Blackstone seeks to utilize its global expertise and presence to create positive economic impact and long-term value for its investors, the companies it invests in, and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment
grade credit, real assets and secondary funds, all on a global basis.

Blackstone’s Infrastructure Platform operates around the globe with a broad spectrum of investing capabilities across infrastructure strategies representing $120.7 billion as of December 31, 2024.
Investment Strategies
We employ Blackstone’s thematic, sector-based approach to infrastructure investing with a focus on transactions where its scale, brand and/or operating intervention capabilities create competitive advantages for BXINFRA. As part of the investment strategy, BXINFRA seeks to identify, acquire and operate a diversified portfolio of high-quality, long-duration, cash-yielding infrastructure investments that offer the opportunity for risk-adjusted capital appreciation.
Our investment strategy will employ the full breadth of Blackstone’s Infrastructure Platform, including:

Infrastructure Equity	Infrastructure Secondaries	Infrastructure Credit

Infrastructure equity investments generally include direct investments in infrastructure platforms and other assets where we can drive long-term growth, including through operational improvements.
Infrastructure secondaries investments include investments in limited partner interests of private funds in the secondary market, including Core+ and Core infrastructure funds, fund continuation vehicles and other structured solutions.
Infrastructure credit investments include structured loans to infrastructure companies often secured by assets with long-term contracted cash flows.
BXINFRA intends to primarily make infrastructure investments within the Core+ or Core space, leveraging the talent and investment capabilities of Blackstone’s Infrastructure Platform, however, we may invest in any type of infrastructure investments. We consider “Core+” investments to include assets that have relatively moderate revenue and demand risk and/or require growth or new development (i.e., greenfield) or redevelopment (i.e., brownfield) expansion capital. Depending on the sector, Core+ assets will operate under short-term or long-term contracts. “Core” investments include mature, stable assets and cash flows in well-located markets that require little or no development. Often, Core assets are supported by long-term contractual arrangements or favorable regulatory frameworks.
To date, Blackstone’s Infrastructure Platform has pursued investments globally.
In managing our Direct Investments (as defined below), Blackstone intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Blackstone ecosystem, and evaluating and participating in follow-on
investments to support growth.
To a lesser extent, we also invest in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”) across asset classes (not limited to infrastructure). Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

BXINFRA generally seeks to invest at least 80% of its NAV in Infrastructure Investments and up to 20% of its NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow of capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. Certain investments could be characterized by the Investment Manager, in its discretion, as either Infrastructure Investments or Debt and Other Securities depending on the terms and characteristics of such investments. We make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
The Fund expects to access Infrastructure Investments in a variety of ways, including through direct investments in companies and other operating assets (“Direct Investments”); secondary market purchases of existing investments in established investment funds, fund continuation vehicles and other structured solutions managed by Blackstone affiliates or third-party managers (“Secondary Investments”); and capital commitments to commingled investment funds managed by Blackstone affiliates or third-party managers (“Primary Commitments”).
Each Infrastructure Investment, including Direct Investments, Secondary Investments and Primary Commitments, and investments in Debt and Other Securities is referred to as an “Investment.” Certain Investments could be characterized by the Investment Manager, in its discretion, as Direct Investments, Secondary Investments or Primary Commitments depending on the terms and characteristics of such Investments. BXINFRA expects to make Investments through special purpose vehicles, operating companies or platforms, joint ventures (including as the general partner or co-general
partner), other investment vehicles and listed companies. Direct Investments may include, without limitation, private and public investments in equity instruments, preferred equity instruments, convertible debt or equity derivative instruments, warrants, options, paid-in-kind
(“PIK”) notes, mezzanine debt and private investments in public equity (“PIPE”) transactions. The Sponsor may determine not to pursue an investment opportunity for a variety of reasons, including but not limited to price, risk-adjusted returns, reputational risk, industry characteristics, environmental issues, unfavorable financing terms, or governance / shareholder dynamics.
BXINFRA Fund Program
The Fund, Feeder, Aggregator and any Parallel Funds together form BXINFRA, an infrastructure investment program. BXINFRA may invest alongside Other Similar Funds. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios and will together with BXINFRA form the “BXINFRA Fund Program.”
The Investment Manager and the General Partner
On January 2, 2025, the Fund entered into an investment management agreement (the “Investment Management Agreement”) with Blackstone Infrastructure Advisors L.L.C. (previously defined as the “Investment Manager”), and an amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “Partnership Agreement”), with Blackstone Infrastructure Strategies Associates L.P. (previously defined as the “General Partner” and, together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage the Fund on a day-to-day
basis.

Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (as defined below) and in accordance with the Partnership Agreement. See “—The Board of Directors” below for further information.
The General Partner has delegated the portfolio management function regarding BXINFRA to the Investment Manager. The Investment Manager has discretion to make Investments on behalf of BXINFRA.
The Investment Manager is a Delaware limited liability company with its business address at 345 Park Avenue, New York, New York 10154, United States of America. The Investment Manager is an affiliate of Blackstone and is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Investment Manager provides management services to us pursuant to the Investment Management Agreement. Without limitation, and subject to the terms of the Investment Management Agreement, the Investment Manager is responsible for initiating, structuring, and negotiating BXINFRA’s Investments. In addition, the Investment Manager actively manages and monitors each Investment to seek to maximize the value of each Investment.
The Investment Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
Each of the Investment Manager and General Partner is an affiliate of Blackstone and, as such, our Investment Manager and General Partner have access to the broader resources of Blackstone, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest.
The
Sub-Investment
Managers
The Investment Manager has delegated the portfolio management function for a portion of BXINFRA’s Investments to one or more investment managers within Blackstone Credit & Insurance, the credit, asset-based finance and insurance asset management business unit of Blackstone, and the Investment Manager may, from time to time, further delegate such authority in a similar manner to other sub-investment
managers within Blackstone (the
“Sub-Investment
Managers,” each being a
“Sub-Investment
Manager,” and together with the Investment Manager, the “BX Managers”). The Investment Manager has the ability to determine the portion of BXINFRA’s Investments that will be managed by each
Sub-Investment
Manager, but is not expected to have investment-level discretion for the portion managed by each
Sub-Investment
Manager. The primary investment focus of the
Sub-Investment
Managers is investments in Debt and Other Securities. The
Sub-Investment
Managers may also assist with sourcing Infrastructure Credit investments but are not expected to have investment-level discretion for such investments.

In consideration for its services, each
Sub-Investment
Manager is entitled to receive a fee payable by the Investment Manager (out of its Management Fee (as defined below)) in an amount to be agreed upon between the Investment Manager and each
Sub-Investment
Manager from time to time.
The Board of Directors
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Fund’s Repurchase Program (as defined below), and any material modification to (x) the valuation policy adopted for BXINFRA (the “Valuation Policy”), (y) the Repurchase Program and (z) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. No later than 90 days after the Initial Closing Date (as defined below), at least one half of the Board of Directors will consist of members who are independent of the Fund and the Sponsor (each an, “Independent Director”). Commencing 180 days following the Initial Closing Date (as defined below) and continuing thereafter, a majority of the Board of Directors will consist of Independent Directors; provided that, if an Independent Director departs the Board of Directors by reason of death, disqualification, removal or resignation or ceases to be an Independent Director, this requirement will be suspended for a period not to exceed 90 days. As of March 7, 2025, five members comprised the Board, two of whom are Independent Directors. The status of an Independent Director under the Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The General Partner may appoint additional directors to the Board from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. The General Partner shall have the right to change or replace any Independent Director for cause (as defined in the Partnership Agreement) and any director other than an Independent Director with or without cause. Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under
Rule 14a-8
of the Exchange Act. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.
The Fund has an audit committee (the “Audit Committee”), which is composed of the two Independent Directors. The Audit Committee is responsible for selecting our auditor and approving our financial statement, among other matters.

Compensation of the Sponsor
Management Fee
In consideration for its investment management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) payable by BXINFRA directly or indirectly through an Intermediate Entity equal to, in the aggregate, 1.25% of the Fund’s NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, the Administration Fee (as defined below), the
Performance Participation Allocation (as defined below), pending Aggregator Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXINFRA indirectly invests in an Investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. Each of the
Fund, Feeder and any Parallel Fund is obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator
.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares or units of
Lower Entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment
Manager’s request and will be subject to the volume limitations of the Repurchase Program but not the Early
Repurchase Deduction. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.
The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXINFRA first accepted third-party subscriptions and commenced investment operations (the “Initial Closing Date”), which was January 2, 2025.
Performance Participation Allocation
The General Partner is allocated a performance participation (the “Performance Participation Allocation”) by the Fund equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, be paid quarterly and accrue monthly (subject to
pro-rating
for partial periods) and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. For the first calendar year of the Fund’s operations the allocation is paid at the end of such first calendar year and thereafter the allocation will be paid quarterly. Each of the Fund, the Feeder and any Parallel Fund will bear (without duplication) its proportional share of the Performance Participation Allocation based on its proportional interest in the Aggregator. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares or units of Intermediate Entities. If the Performance Participation Allocation is paid in Units, such Units may be repurchased at the General Partner’s request and will be subject to certain limitations.
Administration Fee
In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA directly or indirectly through an Intermediate Entity, equal to, in the aggregate, 0.10% of BXINFRA’s NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Aggregator Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXINFRA indirectly invests in an Investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. Each of the Fund, the Feeder and any Parallel Fund is obligated to pay (without duplication) its proportional share of the Administration Fee based on its proportional interest in the Aggregator. The Administration Fee is separate from and additional to the Management Fee and any fund expenses (including administrative expenses incurred in connection with Investments and Portfolio Entities).

From time to time, the Investment Manager may outsource certain administrative duties provided with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
For further information regarding the
reimbursement of the costs and expenses incurred by the Sponsor, as applicable, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
Investment Process Overview
BXINFRA benefits from an investment committee that is composed of some of the most senior and experienced investment professionals at Blackstone, including Stephen A. Schwarzman (Chairman, Chief Executive Officer &
Co-Founder
of Blackstone), Jonathan Gray (President and Chief Operating Officer of Blackstone), Lionel Assant (Global
Co-Chief
Investment Officer and European Head of Private Equity), Gregory Blank (Chief Executive Officer and member of the Board of Directors of BXINFRA), Sean Klimczak (Global Head of Infrastructure and Chairperson of the Board of Directors of BXINFRA), Vikrant Sawhney (Chief Administrative Officer of Blackstone and Global Head of Institutional Client Solutions) and Joan Solotar (Global Head of Private Wealth Solutions and member of the Board of Directors of BXINFRA) (the “BXINFRA Investment Committee”).
All Investments in which BXINFRA participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXINFRA Investment Committee or by a subset thereof; the BXINFRA Investment Committee also approves Primary Commitments and certain investment allocations to other strategies, including programmatic allocations, prior to BXINFRA’s participation. Central to BXINFRA’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXINFRA Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
At the core of Blackstone’s investment strategy is a rigorous investment origination, selection and investment decision process with considerable emphasis on monitoring and reporting the performance of the ongoing investment portfolio. Our investment review and monitoring process—from the initial identification of an investment opportunity to the final investment decision, through to ultimate monetization—is a disciplined approach designed to screen out transactions with excessive risk, actively monitor investments and capitalize on opportunities to maximize valuation upon exit. The following is a general outline of our investment process:

Sourcing	Due Diligence	Investment Committee	Monitoring / Value Creation
Investment opportunities sourced by Blackstone’s investment teams	Blackstone’s investment teams conduct a detailed analysis and valuation of the opportunity, leveraging relevant experts across Blackstone as well as external advisers
Evaluate deals and provide feedback regarding valuation, key issues identified in due diligence and transaction dynamics. Approve all investments, including an evaluation of price, structure, risks, upside opportunities and downside protection
After closing, Blackstone continues to actively monitor investments and capitalize on opportunities to seek to maximize valuation upon exit
Competition
Identifying, closing and realizing attractive infrastructure investments that fall within BXINFRA’s investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of BXINFRA’s strategy depends, is highly competitive. We believe that Blackstone’s successful track record across infrastructure investments, the ability to leverage Blackstone’s global deal sourcing network, Blackstone’s ability to navigate complex multi-stakeholder infrastructure processes, commitment scale, value-added, operations-intensive mindset and open-ended structure provide BXINFRA with a competitive edge. The Sponsor competes for investment opportunities and potential joint venture partners, clients and investors with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXINFRA Fund Program (whether now in existence or subsequently established), and Blackstone or such Other Blackstone Accounts may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXINFRA Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market.
Leverage
BXINFRA may utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities, particularly during the ramp-up period. BXINFRA will not incur indebtedness, directly or indirectly, that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Limit. Additionally, BXINFRA may incur additional indebtedness for borrowed money that causes the Leverage Ratio to exceed 30% to the extent (a) the General Partner expects at the time of each such incurrence that the Leverage Ratio shall be reduced to less than or equal to 30% within nine months from the date the Leverage Ratio initially exceeded 30% and (b) a majority of the Independent Directors approve such additional indebtedness as being in the best interests of BXINFRA.

“Leverage Ratio” means, on any date of incurrence of any such indebtedness, the quotient obtained by dividing (a) Aggregate Net Leverage (as defined below) by (b) the aggregate month-end
values of BXINFRA’s Investments (including Debt and Other Securities), plus the value of any other assets (such as cash on hand, without duplication), as determined in accordance with BXINFRA’s Valuation Policy.
“Aggregate Net Leverage” means (a) the aggregate amount of recourse indebtedness for borrowed money (e.g., bank debt) of BXINFRA minus (b) cash and cash equivalents of BXINFRA minus, without duplication, and (c) cash used in connection with funding a deposit in advance of the closing of an investment and working capital advances.
For purposes of determining Aggregate Net Leverage, the General Partner shall use the principal amount of borrowings, and not the valuations of BXINFRA’s borrowings, and may, in its sole discretion, determine which securities and other instruments are deemed to be cash equivalents. BXINFRA’s assets or any part thereof, including any accounts of BXINFRA, may be pledged in connection with any credit facilities or borrowings. For the avoidance of doubt, the Leverage Limit does not apply to refinancings of existing borrowings, guarantees of indebtedness, “bad boy” guarantees or other related liabilities that are not recourse indebtedness for borrowed money (such as certain preferred equity issuances or margin loans) and accordingly, our leverage including these transactions may exceed the Leverage Limit. See “—Item 1A. Risk Factors — Leverage — Preferred Financing; Margin Loans,” for more information on the risks associated with our leverage and Leverage Limit.
BXINFRA may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The General Partner and/or Investment Manager may review the hedging policy of BXINFRA from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for BXINFRA at the relevant time. See “—Item 1A. Risk Factors” for a discussion of the risks inherent in employing leverage and engaging in hedging transactions.
Term
BXINFRA has been established, and is expected to continue, for an indefinite period of time. As part of BXINFRA’s indefinite term structure, investors may request the repurchase of their Units on a quarterly basis (as further discussed below). See “—Repurchase Program” below for more information regarding repurchases.
Distribution Reinvestment Plan
BXINFRA has adopted an “opt out” distribution reinvestment plan for investors in which Unitholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription documents (other than clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan). As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. If a Unitholder elects to opt out of the distribution reinvestment plan, they will receive any distributions we declare in cash.
There will be no subscription fees charged to a Unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. The purchase price for Units purchased under our distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable.

Repurchase Program
At the discretion of the General Partner, BXINFRA will implement the Repurchase Program in which it expects to periodically offer to repurchase up to 3% of Units outstanding (by number of Units). Repurchase offers are expected to commence in the quarter following the quarter in which the Initial Closing Date occurs. The Sponsor may amend or suspend the Repurchase Program if in its reasonable judgment it deems such action to be in BXINFRA’s best interest and the best interest of Unitholders, including, but not limited to, for tax, regulatory or other structuring reasons. Any material modification to the Repurchase Program and a suspension thereof will require the approval of the Independent Directors. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on BXINFRA’s liquidity, adversely affect its operations or risk having an adverse impact on BXINFRA that would outweigh the benefit of the repurchase offer. BXINFRA intends to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
promulgated under the Exchange Act, but may also determine to conduct the Repurchase Program pursuant to applicable guidance or relief from the staff of the SEC. Under the Repurchase Program, to the extent we offer to repurchase Units in any particular quarter, we expect to repurchase Units using a purchase price equal to our NAV per Unit as of a date specified in the repurchase offer BXINFRA expects that settlements of repurchases will be made promptly after the termination of the repurchase offer and may be made in the form of a short-term promissory note.
In the event that we determine to repurchase some but not all of the Units submitted for repurchase during any quarter, Units submitted for repurchase during such quarter will be repurchased on a pro-rata
basis after we have repurchased all Units for which repurchase has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied repurchase requests will not be automatically carried over to the next repurchase period and, in order for a repurchase request to be reconsidered, Unitholders must resubmit their request in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable. BXINFRA will have no obligation to repurchase Units. The limitations and restrictions described above may prevent BXINFRA from accommodating all repurchase requests made in any quarter. Any exchange of a class of our Units for an equivalent aggregate NAV of another class of our Units will not be subject to, and will not be treated as repurchases for the calculation of, the 3% quarterly calculation on repurchases and will not be subject to the Early Repurchase Deduction.
Any repurchase requests of Units that have not been outstanding for at least two years will be subject to the Early Repurchase Deduction equal to 5% of the value of the NAV of the Units being repurchased for the benefit of BXINFRA and its Unitholders, subject to certain exceptions. The two-year
holding period is measured as of the subscription closing date immediately following the prospective repurchase date.
The General Partner may, from time to time, waive the Early Repurchase Deduction in its discretion, including without limitation in the case of repurchases resulting from death, qualifying disability or divorce, in the case of repurchases arising from the rebalancing of a model portfolio sponsored by a financial intermediary, trade or operational errors and in certain other circumstances. In addition, Units may be sold to certain feeder vehicles or Parallel Funds primarily created to hold BXINFRA’s Units that in turn offer interests in such feeder vehicles or Parallel Funds to
non-U.S.
persons. For such feeder vehicles and Parallel Funds and similar arrangements in certain markets, BXINFRA will not apply the Early Repurchase Deduction to the feeder vehicles and Parallel Funds or underlying investors, often because of administrative or systems limitations.

Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the Partnership Agreement. See “—Investment Management Agreement” and “—Partnership Agreement.”
Reporting Obligations
We make available on our website, www.bxinfra.com, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and our current reports on Form
8-K.
The SEC also maintains a website (www.sec.gov) that contains such information. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is, and will be, routinely accessible thorough and posted on our website.
Item 1A. Risk Factors
Risk Factors
The following considerations are not a complete summary or explanation of the various risks involved in an investment in our Units, and the interplay of risks can have additional effects not described below. Most of the following risk factors apply both to our Fund and to any relevant Other Blackstone Accounts in which we have invested (directly or indirectly). Therefore, references to “we,” “us” or “our Fund” herein include references to Other Blackstone Accounts as well, to the extent we have invested in such Other Blackstone Accounts, unless the context indicates otherwise.
Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the BX Managers and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this report, in the Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed for, among other things, a more detailed description of the relative rights, powers, responsibilities, and activities of each of the General Partner and the BX Managers.
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Investors.
Identifying, closing and realizing attractive infrastructure investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with founders, joint venture partners or management teams, on which some of our strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with founders, joint venture partners and other industry participants would adversely impact our Fund. The Sponsor competes for investment opportunities and potential joint venture partners, clients and investors with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other investors. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXINFRA Fund Program (whether now in existence or subsequently established) may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXINFRA Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXINFRA Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not be resolved in favor of the BXINFRA Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXINFRA Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXINFRA Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXINFRA Fund Program intends to be selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXINFRA Fund Program’s investment criteria will be available or that all of the BXINFRA Fund Program’s Investments will meet such criteria.
General Economic and Market Conditions.
The infrastructure industry generally, and our investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of the Sponsor’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of the Investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our Investments, which could impair our profitability, result in losses and impact the Unitholders’ investment returns and limit our ability to satisfy repurchase requests. The Sponsor’s financial condition may be adversely affected by a significant general economic downturn, and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Sponsor’s business and operations and thereby could impact us. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional infrastructure markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on our Fund, the Sponsor, and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure) and could adversely affect our/their profitability, creditworthiness and ability to effectively consummate and exit Investments successfully and on favorable terms, execute on our/their business plans, sell assets, satisfy existing obligations and repurchases, and may have an adverse impact on the availability of credit to businesses generally, including impairing our ability to make and realize Investments successfully and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on our business and operations.
Recent volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. Moreover, a recession, slowdown and/or sustained downturn in the global economies (or any particular segment thereof) or weakening of credit markets will adversely affect our profitability, impede the ability of Portfolio Entities to perform under or refinance their existing obligations, and impair our ability to effectively exit Investments on favorable terms. In addition, there has in the past and may in the future exist material uncertainty in the global banking markets, and there can be no assurance that banks (including banks with which we, Portfolio Entities or Blackstone have business relationships) will not suffer adverse effects. Any of the foregoing events could result in substantial or total losses to us in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the United States and/or global economies generally.

Financial Market Fluctuations; Availability of Financing.
Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of our Investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure, as occurred in the most recent global economic downturn. We and our Portfolio Entities expect to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occur during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. Our ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.
Inflation.
The United States and other developed economies are experiencing higher-than-normal inflation rates. It remains uncertain whether substantial inflation in the United States and other developed economies will be sustained over an extended period of time and how significantly it will impact the United States or other economies. Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economies and financial markets (including securities markets) of various countries, including those with emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability may be adversely affected, including, without limitation, significant increase to such Portfolio Entity’s operating cost. Portfolio Entities may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. As inflation rises, a Portfolio Entity may earn more revenue but may incur higher expenses. As inflation declines, a Portfolio Entity may not be able to reduce expenses commensurate with any resulting reduction in revenue. Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on Investments. In an attempt to stabilize inflation, certain countries have imposed and may continue to impose wage and price controls or otherwise intervene in the economy and certain central banks have raised and may continue to raise interest rates.
Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed, and similar governmental efforts could be taken in the future to curb inflation and could have similar effects. Certain countries, including the United States, have recently seen increased levels of inflation and there can be no assurance that inflation will not become a more serious problem in the future and have a material adverse impact on our returns.
Recent Developments in the Banking Sector.
Events involving limited liquidity, defaults,
non-performance
of contractual obligations or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or that affect the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and could in the future lead to market-wide liquidity problems. Notably, recent bank closures in the United States and Europe have caused uncertainty for financial services companies and fear of instability in the global financial system generally. Recent developments, such as the UBS Group AG’s acquisition of Credit Suisse Group AG and JPMorgan Chase Bank’s assumption of all of First Republic Bank’s deposits and substantially all of its assets, and any similar future developments, can be expected to also have other implications for broader economic and monetary policy, including interest rate policy, and could impact the financial condition of banks and other financial institutions outside globally. In addition, certain financial institutions – in particular smaller and/or regional banks but also certain global, systematically important banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or will withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to stabilize the banking sector and to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our Portfolio Entities) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, will be similarly impacted, and it is uncertain what steps (if any) financial regulators and central banks would take in such circumstances. As a consequence, for example, our Fund and/or our Portfolio Entities could be delayed or prevented from accessing money, making any required payments under our/their own debt or other contractual obligations (including making payroll obligations) or pursuing key strategic initiatives, and limited partners could be impacted in their ability to receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, lenders, co-lenders,
syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn would result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on
support to Portfolio Entities. In addition, in the event that a financial institution that provides credit facilities and/or other financing to our Fund or our Portfolio Entities closes or experiences distress, there can be no assurance that such financial institution will honor its obligations or that our Fund or such Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms and/or in a timely manner. See “—Custody and Banking Risks” below. Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect our Fund, our Portfolio Entities or our/their respective financial performance.
Custody and Banking Risks.
We will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include U.S. and
non-U.S.
Banking Institutions, and we will enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom our Fund, our Portfolio Entities, the General Partner and/or the Investment Manager transact could inhibit the ability of our Fund or our Portfolio Entities to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor their obligations or that we or our Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms. In such cases, it is possible that we would be forced to delay or forgo investments when it is not desirable to do so, resulting in lower performance for us. In the event of such a failure of a Banking Institution where our Fund or one or more of our Portfolio Entities holds depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by our Fund), access to certain such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection could not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that our Fund and our affected Portfolio Entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro-rata
with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to us or our Portfolio Entities. In addition, the Sponsor will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Additionally, there can be no assurances that we or our Portfolio Entities will establish banking relationships with multiple financial institutions, and we and our Portfolio Entities are expected to be subject to contractual obligations to maintain all or a portion of our/their respective assets (including deposits) with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Region Related Risks
Economic, Political and Social Risks.
Certain countries have in the past, and may in the future, experience religious, political and social instability that could adversely affect us. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could adversely affect our assets. See also “—United Kingdom Relations with the European Union” herein. Additionally, the availability of attractive investment opportunities for us is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, further encourage private sector initiatives. In addition, countries may be in the initial stages of their industrial development and have a lower per capita gross national product or a low income economy as compared to the more developed economies. Markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in companies domiciled in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Additionally, we may be less influential than other market participants in jurisdictions where we or Blackstone do/does not have a significant presence. See also “—United Kingdom Relations with the European Union” herein.
Regional Risk; Interdependence of Markets.
Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which we invest is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. For example, financial turmoil in certain countries in the Asia Pacific region in the late 1990s adversely affected Asian economies generally. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the economic downturn starting in 2007 had a negative impact on most economies of the Eurozone (as defined below) and global markets. A repeat of either of these circumstances or the occurrence of similar circumstances in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. See also “—United Kingdom Relations with the European Union” herein.
Geopolitical Conflicts and Risk.
As economies and financial markets worldwide become increasingly interconnected, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., European Union (“EU”) countries, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts could have a significant adverse impact on our and our Portfolio Entities’ operations, risk profile, and value, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
Epidemics / Pandemics.
Certain countries have been susceptible to epidemics, which may be designated as pandemics by world health authorities, which most recently included the novel and highly contagious form of coronavirus
(“COVID-19”).
The outbreak of such epidemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore adversely affect the performance of our Investments and our ability to achieve our investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to the ultimate adverse impact on economic and market conditions, and, as a result, presents us with material uncertainty and risk with respect to the performance of our Investments or operations. See also “—Force Majeure Risk” and “—Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” herein.
Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments.
From 2020 to 2022, in response to the
COVID-19
pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the
COVID-19
pandemic, our Portfolio Entities may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. Our Portfolio Entities may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our Investments. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by us may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of repurchase of interests from us, adversely impacting our operations.
A pandemic or global health crisis may also pose enhanced operational risks. For example, Blackstone’s and/or its affiliates’ employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees and preservation of Blackstone’s and/or its affiliates’ culture. Remote working environments may also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
Natural Disasters.
Certain regions in which we invest or conduct activities related to Investments are susceptible to natural disasters, such as earthquakes, and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our Investments, we could lose both invested capital and anticipated profits. See also “—Force Majeure Risk” herein.
Weather and Climatological Risks.
Certain regions in which we invest or conduct activities related to Investments may be particularly sensitive to weather and climate conditions. Climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Damage resulting from extreme weather may not be fully insured.

Trade Policy.
Some political leaders around the world (including in the U.S. and certain European nations) have been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy, including in some cases renegotiating, or terminating, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has in the past imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Most recently, the current U.S. Presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and materially adversely affect the revenues and profitability of select companies whose businesses rely on goods imported from countries that are the subject to significant tariffs. Some foreign governments, including China, have, in the past, instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products in the future. Other countries, including Mexico, have threatened retaliatory tariffs on certain U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance and the financial performance of our Investments. However, while certain countries may agree to trade deals to address disputes with other countries, certain trade disputes may remain unresolved, which can be an ongoing source of instability, potentially resulting in significant currency fluctuations and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). While certain disputes have had negative economic consequences on U.S. markets, if trade-related issues persist, including as a result of geo-political
tensions, to the extent that such a trade dispute escalates into a “trade war” between the U.S. and China or another country, which could lead to additional significant impacts on the industries in which we participate, the jurisdiction of our Investments, and other adverse impacts on our Investments. Please also see “—United Kingdom Relations with the European Union” herein.
U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China (PRC), Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. The Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact our operations or our ability to make and exit investments, including without limitation by (a) limiting the scope of our investment activities, and (b) limiting our ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while we have developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, we cannot fully anticipate its scope or guarantee compliance with the rules.
Hong Kong National Security Law.
The Chinese government has continued to increase its control over the historically autonomous administrative region of Hong Kong. In June 2019, protests began in connection with an amendment to Hong Kong’s extradition law and continued with increased size and intensity through the end of 2019 and into 2020. These protests resulted in disruptions to businesses in major business and tourist areas of Hong Kong and pushed Hong Kong’s economy into a recession for the first time since the global financial crisis in

2008. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent
residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent
residents of Hong Kong could limit the activities of or negatively affect Blackstone, us or the Portfolio Entities.
The National Security Law has been condemned by the United States, the United Kingdom (“UK”) and several EU countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July 2020,
the UK also suspended its extradition treaty with Hong Kong and extended its arms embargo on China to Hong Kong. Escalation of tensions resulting from the National Security Law and the response of the international community, including conflict between China and other countries like the United States and UK, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which we, Blackstone, the Portfolio Entities or any of our/their respective personnel or assets are located. The introduction of retaliatory measures by governments, including any possible response by the Chinese government, could result in a deterioration in bilateral relationships and raise questions about Hong Kong’s future as an international financial center. In addition, any downturn in Hong Kong’s economy could adversely affect our financial performance, or could have a significant impact on the industries in which we participate, and may adversely affect the operations of Blackstone, us and the Portfolio Entities, including the retention of investment professionals located in Hong Kong.
In addition to the National Security Law, there have been a series of other developments related to the political, regulatory and legal environment, including the disqualification of pro-democracy
election candidates and overhaul of the Hong Kong electoral system, the expulsion of opposition members from the Hong Kong legislature without trial, the implementation of national security education in schools, and the passing of an immigration bill which potentially grants authorities unfettered authority to ban persons from entering and leaving Hong Kong. These developments could potentially threaten Hong Kong’s global standing as an international financial and business hub.
October 7th Attacks on Israel; Aftermath.
On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). As of the date of this report, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally (including in countries in which we invest), and therefore could adversely affect the performance of the Investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to our Fund and the performance of its Investments and operations, and our ability to achieve its investment objectives. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any Portfolio Entities, service providers, vendors or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7th Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future. Risks related to sanctions described elsewhere herein (including “—OFAC and Sanctions Considerations” and “—Russian Invasion of Ukraine”) apply to such sanctions as well. See also “—Terrorist Activities” herein. The enactment of these reforms and/or other similar legislation could have an adverse effect on the private investment funds industry generally and on Blackstone and/or our Fund specifically and may impede our ability to effectively achieve our investment objectives.
Terrorist Activities.
The terrorist attacks on the United States on September 11, 2001, and subsequently in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere and other terrorist attacks (including cyber sabotage or similar attacks) globally of unprecedented scope have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Further terrorist attacks (including cyber sabotage or similar attacks) in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities (including the October 7th Attacks and the subsequent military response by Israel) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near significant strategic assets of our Investments that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of our assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for us, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that the Sponsor deems sensible at all times. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to our service providers and other counterparties in the event of losses may be limited, and such losses may be borne by us. See also “—Availability of Insurance Against Certain Catastrophic Losses” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Corruption Risk; FCPA.
In some countries, there is a greater acceptance than in the U.S. of government corruption and involvement in commercial activities. Corruption can result in huge economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that exist in some of the jurisdictions in which we invest. Corruption scandals are common and likely to remain so going forward. Our Unitholders are thus exposed to the increased costs and risks of corruption where we invest, and there can be no assurance that any reform efforts will have a meaningful effect during our term. The United States and the UK have the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), respectively, and other jurisdictions (including in Luxembourg) have adopted similar anti-corruption laws. Many of these laws have extraterritorial application.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries (including Luxembourg) have also adopted or improved their anti-corruption legal regimes in recent years. The Sponsor, its professionals and we are committed, to the fullest extent permitted by applicable law, to complying with the FCPA and the UK Bribery Act and other anti-corruption laws and regulations (including in Luxembourg), anti-bribery laws and regulations, as well as anti-boycott regulations (including in Luxembourg), to which they/we are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for Portfolio Entities to obtain or retain business. Although the Sponsor conducts FCPA due diligence on all targets with operations, we may acquire an Investment with risks related to prior non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and UK Bribery Act and other similar laws, even reasonable compliance programs may not be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where we or an Other Blackstone Account does not control such Portfolio Entity, and persons acting on behalf of us or any Portfolio Entity and third-party consultants, managers and advisors, including related persons of the Sponsor, may engage in conduct and activities that could result in a violation of one or more of the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by Blackstone or us, or Blackstone itself or us ourselves, or their/our controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. We may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, we could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Privatization
. We may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted but could be substantially less than the amount invested in such companies.
Foreign Investment Controls
. Foreign investment in securities of companies in certain of the countries where we will or could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase our costs and expenses. We may utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits our Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances could cause governments to impose temporary restrictions on capital remittances abroad. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets we seek to sell. For example, the Committee on Foreign Investment in the United States may determine a foreign entity cannot buy an asset being sold by us in the United States. Such securities may also be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale. There can be no assurances that the law will not change such that additional governmental approvals are required, the Investments are restricted or prohibited, or repatriation of proceeds are taxed, restricted or otherwise prohibited.
Foreign Capital Controls
. Countries may require government approval for contributions of foreign capital to the country and distributions of investment income or capital out of the country. Countries may also place limitations on holding their currency abroad. Countries can change capital controls to increase or decrease overall levels of foreign direct investment or currency pricing, to manage the country’s balance of payments and for a number of other reasons outside the control of the Sponsor. We could be adversely affected by delays in, or a refusal to grant, any required governmental approval for payment of dividends and repatriation of capital interests.
CFIUS and other Similar
Non-U.S.
Regulatory Regimes
. Current laws and regulations in various jurisdictions give heads of state and regulatory bodies the authority to block or impose conditions with respect to acquisitions of, and investments in, local entities by foreign persons if that acquisition or investment threatens to impair national or economic security or is otherwise deemed undesirable. In addition, many jurisdictions restrict foreign investment by taking steps, including, but not limited to, placing limitations on foreign investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons (“Foreign Ownership Laws”).
In some cases, our investments involving a U.S. business (including a U.S. branch or subsidiary of a company domiciled outside of the United States) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). In the event that CFIUS or any
non-U.S.
equivalent thereof reviews one or more investments or in the event that Foreign Ownership Laws apply to a particular investment, there can be no assurance that we will be able to maintain or proceed with such investments on terms that are acceptable to the Sponsor.
CFIUS may recommend that the President of the United States block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect our ability to execute its investment strategy. Additionally, CFIUS or any
non-U.S.
equivalent thereof may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued which could adversely affect the performance of our investment in such portfolio investments and thus our performance. Legislation to reform CFIUS was signed into law on August 13, 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign limited partners that may be deemed
“non-passive.”
These reforms could impact the ability of
non-U.S.
Unitholders to participate in our investments, which may impair our ability to execute its investment strategy. They could also increase the number of transactions in which we are involved that would be subject to CFIUS review and investigation as well as the timing and substantive risks described above. The outcome of CFIUS’s and other foreign direct investment processes may be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact our investment in such entity. The General Partner may compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a prohibited person, which shall include, without limitation, any person who is not eligible as an investor for a class of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing Unitholders or the Sponsor, for example where their participation in our Fund is at risk of jeopardizing our ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations. Further, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner.
In response to mounting national security concerns regarding foreign ownership of U.S. land, several U.S. states have recently enacted or proposed Foreign Ownership Laws in an effort to limit foreign ownership of real property. These Foreign Ownership Laws may impact the ability of
non-U.S.
limited partners to participate in our Investments, which may impair our ability to execute our investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.
These laws could limit our ability to invest in certain entities or could impose burdensome notification requirements, operational restrictions, or delays in pursuing and consummating transactions. Our investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under, and/or compliance with, these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds. These regulatory regimes could have a corresponding effect of limiting our ability to make investments in such countries. Examples include:

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit our ability to consummate investments involving India. As a result, we may incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect our ability to meet our investment objectives. Uncertainty resulting from the application of these rules may also lead to us borrowing higher amounts or for longer durations.

•
EU: Following the EU’s implementation of an
EU-wide
mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay our investments that have a nexus with the European Union.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in
powers to review transactions that may pose a national security risk.

•
New Zealand: New Zealand’s foreign investment regime requires prior approval for certain inbound foreign investments. This creates a higher risk that our Investments in New Zealand will require New Zealand regulatory approval prior to the acquisition.

•
UK: On January 4, 2022, the screening regime under the National Security and Investment Act 2021 entered into force, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may delay or otherwise impact our acceptance of subscriptions from certain prospective Unitholders and approval of transfers by or to certain Unitholders and/or prospective Unitholders. Delays in our ability to accept subscriptions may adversely impact our ability to make investments in countries such as India, the European Union, Australia, New Zealand, and the UK and the timing of such investments. The foregoing requirements may also result in circumstances in which we determine not to pursue certain potential investment opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in an issuer. Further, as a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect our performance or the performance of a Portfolio Entity. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or a Portfolio Entity to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Asset Manager in Certain Jurisdictions
. Certain local regulatory controls and tax considerations may cause us to appoint one or more third parties to manage some or all of our Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of our Investments, such third parties will be delegated responsibilities and may have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by us and will not offset the Management Fee, Administration Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).
Legal Framework and Corporate Governance
. Because the integrity and independence of the judicial systems in some of the countries in which we could invest varies, we may have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against government entities, which could materially and adversely affect our revenue and earnings or the revenue and earnings of our Portfolio Entities. See also “—Investments in Emerging Markets and the Asia Pacific Region” herein. If counterparties repudiate contracts or default on their obligations, there may not be adequate remedies available. Any regulatory supervision which is in place may be subject to manipulation or control. Some emerging and developing market countries do not have mature legal systems comparable to those of more developed countries, including less-developed debtors’ or creditors’ rights, which could adversely affect the investments. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary appreciation or interpretation. We may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in
non-U.S.
courts. For example, many emerging countries provide inadequate legal remedies for breaches of contract.
Furthermore, to the extent we or a Portfolio Entity obtains a judgment in a country with a strong judiciary but is required to seek its enforcement in the courts of a country with a weak judiciary, there can be no assurance that we or such Portfolio Entity will be able to enforce the judgment. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. Due to the foregoing risks and complications, the costs associated with Investments in emerging markets are generally higher than in developed countries.
Certain markets do not have well-developed shareholder rights, which could adversely affect our Investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter
markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place may be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there may be the risk of conflict among local, regional, national and supranational requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary interpretation.
Accounting, Disclosure and Regulatory Standards
. We are using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of our net asset value for financial reporting purposes, our valuation of our Investments and the establishment of our audited annual report. The calculation of our Transactional NAV for purposes of subscriptions, repurchases, calculation of Fund Fees and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses (as defined below) and servicing fees) shall be made in accordance with the methodology set forth in the Valuation Policy, which may differ in certain respects from the methodology required pursuant to GAAP. Our accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Unitholders in our audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities and less information may be available to Unitholders. Assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
In addition, when making Investments in less developed countries, we may not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced and/or operated. As a result, the Sponsor’s or its affiliates’ due diligence activities may provide less information than due diligence reviews conducted in more developed countries. The lack of access to such due diligence information could increase the risk related to the Investments in these countries. Although we will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less-developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.
Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.
Potential Collapse of the Euro.
We may undertake or expect to undertake Investments in countries within the EU, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). During the economic downturn that started in 2007, the stability of certain European financial markets deteriorated and expectations centered on potential defaults by sovereign states in Europe. There is a risk that in the future certain member states of the EU default, or expectations of such a default increase, which may lead to the collapse of the Eurozone as it is constituted today or that certain member states of the EU and/or the Eurozone may cease to use the euro as their national currency. This could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries within the EU and/or the Eurozone, as well as, due to the interdependence of the global economy, other countries globally in which we hold Investments. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment and the private equity market in particular.
Risks Associated with the Euro
. The functioning of the euro as a single currency across the diverse economies comprising the Eurozone has sustained considerable pressure as the result of the global financial crisis and other subsequent macroeconomic events. The situation, particularly in those countries where sovereign default is perceived to be most likely, may continue to deteriorate. It is therefore possible that the euro may cease to be the national currency of some or even all of the countries comprising the Eurozone. If this were to occur, fluctuations in currency exchange rates of the new local currencies may cause borrowers in such countries to find it more difficult to meet their euro repayment obligations and investors in such countries may find that the cost of meeting their commitment to us increases by virtue of a comparatively valuable euro. These events are unprecedented and it is difficult to predict with any certainty the consequences of such events on us and our Investments.
Data Protection Regulations.
Regulations related to privacy, data protection and information security could increase costs, and a failure to comply could result in fines, sanctions or other penalties or litigation which could materially and adversely affect the results or operations of an investment, a Portfolio Entity or a Blackstone entity, each of which could have an adverse impact on us. As privacy, data protection and information security laws are implemented, interpreted and applied, compliance costs may increase.
For example, the European Union General Data Protection Regulation (“EU GDPR”) as retained and transposed into the domestic law of the United Kingdom (the “UK GDPR”) and similar privacy and data protection laws and regulations impose stringent obligations on the processing of personal data of data subjects (natural persons), and such obligations can apply on an extraterritorial basis. The UK is no longer a member of the EU, but has retained and transposed the EU GDPR into its domestic law by virtue of the European Union (Withdrawal) Act 2018 (the body of law retained in the UK referred to here as the UK GDPR). The EU GDPR applies to the processing of personal data of data subjects (natural persons) (a) in the context of the activities of an establishment in the European Economic Area (“EEA”) and (b) by organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. The UK GDPR applies to the processing of personal data (a) in the context of the activities of an establishment in the UK and (b) by organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK.
Personal data, personal information and similar terms can be broadly construed under data privacy and data protection laws. For example, for the purposes of the EU GDPR and the UK GDPR, personal data is information that can be used to identify a natural person, including, without limitation, a name, a photo, an email address, or a computer IP address. The EU GDPR, the UK GDPR and other similar data protection laws provide greater protection for data subjects by requiring, amongst other things, personal data to be processed lawfully in a fair and transparent manner, to be collected for specified, explicit and legitimate purposes, and to be limited to what is adequate or necessary in relation to those purposes. Controllers must be able to respond to the rights of data subjects, which includes the right of individuals to access their personal data, to seek to rectify inaccurate data, to have personal data erased where processing is no longer required, to seek to restrict the processing of their personal data, and to object to the processing of their personal data.

Data privacy laws, including regulations still in proposed or draft form, also impose restrictions on the transfers of data (both personal and non-personal
data) internationally. The EEA and U.S. governments have recently concluded a data privacy framework (the “Data Privacy Framework”) for transatlantic transfers of personal data, which has been separately extended to transfers of personal data from the UK to the U.S. as well as for transfers of personal data from Switzerland to the U.S. Although optional, if a Blackstone entity, Portfolio Entity or their respective affiliates choose to participate in the Data Privacy Framework, it will require, inter alia,
a certification process and provision of certain disclosures and a redress mechanism and may involve operational changes. Data privacy laws, including certain regulations still in proposed or draft form, impose other restrictions on international transfers of data (both personal and non-personal
data) which may result in additional costs for Blackstone and the Portfolio Entities, and therefore us.
Monitoring, assessing and complying with the above and other data privacy obligations, certain of which continue to be subject to ongoing judicial and regulatory interpretation, may require the dedication of substantial time and financial resources which may also increase over time, thus affecting returns that would otherwise be available to investors.
Certain violations of these data protection laws may result in penalties and losses such as significant administrative fines, e.g., in the case of the EU GDPR, up to 20,000,000 euro, or in the case of an undertaking, up to four percent of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure by a controller of personal data to comply with its privacy and data protection related obligations may result in significant liability, which could have an adverse effect on the reputation of that party and its business, thereby potentially having an adverse effect on our investors. The costs of compliance with, and/or other burdens imposed by other applicable data protection laws could be borne (whether directly or indirectly) by us and may, therefore, affect any returns that would otherwise be available to our investors.
Further legislative evolution in the field of data protection and privacy is expected. For example, the EU Commission’s draft Regulation on Privacy and Electronic Communications which contains updates rules on, amongst other things, the use of cookies (and similar tracking technologies) and communications data, may in due course replace the current “ePrivacy Directive.” Any divergence between EEA and UK data protection laws in the future may create a greater dual regulatory compliance burden on organizations that are subject to both regimes, and a diverging UK regime may result in the EU re-evaluating
the adequacy of the UK data protection framework, resulting in additional compliance costs when sending data from the EEA to the UK. The UK and EEA are considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (“NIS2”) (EEA), the Digital Operational Resilience Act (“DORA”) (EEA), the Data Act (EEA), the Data Governance Act (EEA), the (proposed) Financial Data Access Regulation (EEA), the Digital Services Act (EEA), the Online Safety Act (UK) and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence Developments” herein), all of which could have a material impact on us and the operations of a Portfolio Entity. Blackstone cannot predict how these and other data protection laws may develop, or how they will be applied or interpreted by regulators and courts, and it may result in the business practices of Blackstone or a Portfolio Entity changing in a manner which adversely affects us.
United Kingdom Relations with the European Union.
The UK formally left the EU on January 31, 2020. There followed an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis
the EU, without access to the single market or membership of the EU customs union.
On December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020 and by the EU Parliament and Council on April 29, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even now that the TCA has been formally ratified.

Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA, as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.
Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU is also likely to be an ongoing source of instability for the EU (and countries outside the EU), produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us and our Portfolio Entities. In addition, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to us and our Portfolio Entities.
Non-U.S.
and
Non-OECD
Investments
. We may invest a portion of our aggregate capital outside of the United States and outside of OECD (as defined below) countries. The legal systems of some countries lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. Investments in
non-U.S.
and
non-OECD
securities and instruments involve certain factors not typically associated with investing in U.S. securities or instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various
non-U.S.
currencies in which our
non-U.S.
Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (b) exposure to fluctuations in interest rates payable with respect to the instruments in which we invest; (c) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (d) differences between the United States and
non-U.S.
securities markets, including potentially higher price volatility, different interest rates and relative illiquidity of some
non-U.S.
securities markets, the absence of uniform accounting, auditing, and financial reporting standards, practices and disclosure requirements, and differences in government supervision and regulation; (e) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on
non-U.S.
investment by U.S. firms and repatriation of capital, the risks associated with political, economic, or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation, confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (f) the possible imposition of
non-U.S.
taxes on income, gains and gross sales or other proceeds recognized with respect to such securities or instruments; and (g) differing and potentially less well-developed or well-tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; (h) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential currency control regulations, and potential restrictions on investment and repatriation of capital; (i) political hostility to investments by foreign or private equity investors; (j) less publicly available information; (k) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (l) longer settlement periods for securities transactions; and (m) less reliable judicial systems to enforce contracts and applicable law. There can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are held in certain countries. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence.

Furthermore, Portfolio Entities located outside the U.S. may be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such
non-U.S.
laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. See “—Legal Framework and Corporate Governance” herein for more information.
The effectiveness of the judicial system in countries in which we may invest varies; consequently, we may find it difficult to effectively protect our interests or pursue claims in the courts of countries with less-developed legal systems or commercial markets, as compared to the U.S. and other developed countries. The lack of sophistication and consistency with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights in certain countries in which we invest, as compared with the U.S., may adversely impact our ability to achieve our investment objectives.
While the Sponsor intends, where deemed appropriate, to manage us in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are in or subject to the laws of those countries or the value or realization of our Investments.
Investments in Emerging Markets and the Asia Pacific Region
. Although not our primary strategy, a material portion of our capital may be deployed in emerging market countries, which may heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries or regions. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.
We expect to invest in companies and assets organized in or subject to the laws of one or more countries in the Asia Pacific region, including countries with emerging economies, which may lack social, political and economic stability. The legal systems of some countries in this region may lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. In addition, Portfolio Entities located in jurisdictions in the Asia Pacific region may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in the United States and other more developed jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. While the Sponsor intends, where deemed appropriate, to manage our Fund in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.
China
.
In addition to the onshore considerations for investments in China, the increased scrutiny by the SEC of companies listing publicly in the United States that have a nexus or are otherwise associated with China-based operating companies will likely limit the availability of listing such companies in the United States as a potential exit strategy. The SEC has indicated that such increased scrutiny will focus on the relationship between the entity that is to be listed in the United States and such China-based operating company, particularly around the lack of actual equity ownership in such China-based operating company, uncertainty around changes in applicable regulations by the relevant Chinese authorities (which may be a result of sudden shifts in policy by the government of China) and information around receipt or denial of permission from the relevant Chinese authorities to list such entity in the United States. In addition, the Chinese government recently proposed rules that would require Chinese tech companies that hold data on over one million users to apply for special cybersecurity approval before pursuing an overseas listing. In any event, even if such companies are listed in the United States, if the Public Company Accounting Oversight Board is unable to inspect such publicly listed company’s public accounting firm for two consecutive years, such company may be delisted as a result.

India
. India is an exchange controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares or control of listed Indian companies beyond certain specified thresholds would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies may require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the “Regional Director”, thus causing delays and uncertainty to completing transactions. Furthermore, while foreign investment in India is prohibited in certain sectors (such as the lottery business, gambling, etc.), foreign investment is permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or may have certain foreign investment linked conditions. The restricted ability of foreign investors to directly hold assets in India could decrease our flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities. On April 22, 2020, the Ministry of Finance notified the Foreign Exchange Management
(Non-debt
Instruments) Amendment Rules, 2020 (“Press Note 3”) which states that any foreign investment by or from an entity of any country which shares its land border with India or where the beneficial owner of an investment into India is situated in, or is a citizen of, any country which shares its land border with India, can only be made with prior approval of the Government of India. To date, the Government of India or RBI has not provided further clarity on what precise ownership percentages would constitute beneficial ownership. As such, there is significant uncertainty of the impact on Investments with Press Note 3.
Chinese Growth Slowdown; Chinese Economy
. China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control financial risks which may adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. A slowing of China’s Gross Domestic Product (“GDP”) growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. Furthermore, in response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. In addition, Chinese stock markets experienced high levels of volatility and a serious collapse in recent years. A slower, or especially negative, Chinese GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects may have a material negative impact on our ability to source and execute new investment opportunities and may cause impairment to or losses in our investment portfolio.
The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China. Recent debt default by Chinese real estate companies may also have a spillover effect on the financial industry in China, which could also result in a systemic impact on the global economy.

Australian Investment Structure and Regulatory Review.
We expect to invest a portion of our assets in Australia. Australia’s foreign regulatory investment regime, which requires prior approval for certain inbound foreign investments, is likely to apply to any investments in Australia resulting in an increased risk that Investments in Australian assets will require Australian regulatory review and approval prior to the acquisition. If such review and approval are required for an Investment, we may be required to disclose to the Australian regulatory authorities as part of the approval process the identities of Unitholders whose Units in us exceeds a certain percentage of our outstanding Units as well as the identities of some or all non-Australian
government Unitholders, to the extent applicable. The requirements for, and scope of, disclosure are subject to change and the Australian regulatory agencies may require the disclosure of the identities of all Limited Partners depending on government policy at that time and the nature of the Investment, and may require the disclosure of further information about some or all Unitholders than is currently expected. These requirements in Australia and the disclosure process may delay or otherwise impact our acceptance of certain investors, the approval of transfers by or to certain Unitholders and/or (to the extent applicable) the participation of any Unitholders temporarily or permanently in any Investments in Australia. This may adversely impact our ability to make Investments in Australia and the timing of such investments. The foregoing requirements may also result in circumstances in which we determine not to pursue certain potential Australian investment opportunities.
Bankruptcy
. We will, both directly and through Portfolio Entities, be a borrower, and we could be a creditor through debt or other structured Investments that we may hold. Bankruptcy laws may delay our ability to realize on collateral for debt held by it, or may adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code. Certain
non-U.S.
bankruptcy laws and regulations may provide inferior protections to creditors than in the U.S. bankruptcy laws and regulations. U.S. and certain
non-U.S.
bankruptcy laws may result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and may result in a discharge of all or part of a debt Investment that we hold without payment to us. On the other hand, we as a borrower may be adversely affected by bankruptcy or other similar proceedings initiated against us or a Portfolio Entity; we may not be able to restructure our own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. While the Sponsor intends, where deemed appropriate, to manage our Fund in a manner that will minimize exposure to the foregoing risks (although the Sponsor is not under any obligation to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.
Risks Relating to Infrastructure Investments
Nature of Our Investments Generally.
Investment in infrastructure assets and infrastructure-related securities or instruments, properties and other assets involves many relatively unique and acute risks. Project revenues can be affected by a number of factors, including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of infrastructure assets may adversely affect the overall profitability of the Investment or related project. Events outside the control of a Portfolio Entity, such as political action, governmental regulation, demographic changes, economic conditions, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, epidemics/pandemics, changes in demand for products or services, bankruptcy, or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents, could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a Portfolio Entity’s ability to repay its debt, make distributions to us or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of infrastructure assets or businesses and infrastructure-related securities, properties and other assets involve various risks and are subject to substantial regulation (as described below), many of which may not be under the control of the owner/operator, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although Portfolio Entities may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to partially or completely offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a Portfolio Entity’s losses. Furthermore, once infrastructure assets of Investments become operational, they may face competition from other infrastructure assets in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.
General Investment Characteristic Risk
. We will seek to make infrastructure investments as well as public-private partnership infrastructure investments, in each case within the “Core+” or “Core” space, in businesses or projects that typically have some or all of the following investment characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; businesses, securities, properties or other assets that provide essential services that are less dependent on market conditions; investments that exhibit barriers to entry or completion, investments in long-life real assets; investments that can be financed with long-term, fixed-rate debt (often investment grade); investments that exhibit stable cash flows and relatively high cash distributions; and investments with potential opportunities for exit. Whether and to what extent such characteristics exist with respect to a Portfolio Entity is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with our Investments, but there can be no assurance that perceived or expected mitigating characteristics associated with the our Infrastructure Investments (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. We may invest in any type of infrastructure investments (including infrastructure-related “opportunistic” investments), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case
basis, as the Sponsor may determine are appropriate for the partnership in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Sponsor. In particular, we expect to participate alongside Other Blackstone Accounts in certain opportunistic infrastructure-related investments. While we expect that such investments will, over time, become less opportunistic, opportunistic investments inherently carry a higher degree of risk when compared to Core or Core+ investments and there is no guarantee that such investments will be successful or that we will not be adversely affected by such investments. There can be no assurance that any perceived benefits of Infrastructure Investments will be realized, and the partnership’s Investments may not exhibit the forgoing characteristics.
Governmental
 and Regulatory Risks Generally.
Infrastructure investments are subject to substantial government regulation and governments have considerable discretion to implement regulations that could affect the business of infrastructure investing. In many instances, the operation or acquisition of infrastructure assets involves an ongoing commitment to or from a governmental agency, and the operation of infrastructure assets often relies on government permits, licenses, concessions, leases or contracts. The nature of these obligations and dependencies expose the owners of infrastructure assets to a higher level of regulatory control or impact than is typically imposed on other businesses, resulting in government entities having significant influence over such owners and entities.

Where a Portfolio Entity holds a concession or lease from the government, the concession or lease may restrict the Portfolio Entity’s ability to operate the business in a way that maximizes cash flows and profitability. The lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring payment of adequate compensation.
In addition, governmental entities may exercise their discretion to change or increase regulation of the operations of Portfolio Entities or to implement laws, regulations, or policies affecting their operations, separate from any contractual rights that the government counterparties may have, in a manner that causes delays or adversely affects the operation of the business of such Portfolio Entities and/or our ability to effectively achieve our investment objectives. See also “—CFIUS and other Similar
Non-U.S.
Investment Regimes” herein.
Furthermore, the Investments may become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of the Investments and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of its investment and any improvements or other costs relating thereto.
Energy and Natural Resources Regulatory Risk.
The energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations, including: the Clean Air Act, which imposes obligations related to air emissions; the Clean Water Act and the Oil Pollution Act, which impose obligations related to discharges of pollutants into regulated bodies of water; the Safe Drinking Water Act; the Resource Conservation and Recovery Act, which imposes requirements for the handling and disposal of waste; the regulations and rulemakings by the Bureau of Ocean Energy Management and Bureau of Safety and Environmental Enforcement of the U.S. Department of the Interior, which impose permitting procedures and regulatory safety and performance requirements relating to oil and gas exploration and development in U.S. federal waters; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which regulates the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by a company or project or at locations to which a company or project has sent waste for disposal; the Environmental Protection Agency’s (“EPA”) community right to know regulations under Title III of CERCLA, which requires a company or project to organize and/or disclose information about hazardous materials used or produced in connection with operations; the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures; the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; the Migratory Bird Treaty Act, which implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds and, pursuant to which the taking, killing, or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban on operations in affected areas; the Endangered Species Act, which seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species or their habitats; and other federal, state, local and
non-U.S.
laws and regulations. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect the Investments and our prospects. There can be no assurance that (a) existing regulations applicable to Investments generally or the Portfolio Entities will not be revised or reinterpreted; (b) new laws and regulations will not be adopted or become applicable to Portfolio Entities; (c) the technology, equipment, processes and procedures selected by Portfolio Entities to comply with current and future regulatory requirements will meet such requirements; (d) such Portfolio Entities’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations or (e) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of energy infrastructure assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than that typically imposed on other businesses. See also “—Regulatory Approvals/Consents” herein.
Regulatory changes in a jurisdiction where a project or Portfolio Entity is located or operates may make the continued operation of such project or company unfeasible or economically disadvantageous and any expenditures made to date with respect to such Investment may be wholly or partially written off. The location of a project or Portfolio Entity may also be subject to government exercise of eminent domain power, expropriation or similar events. Similarly, regulatory differences between jurisdictions where a project or Portfolio Entity is located or operates may make the commencement and/or continued operation of a project or company in a particular jurisdiction less feasible and/or less profitable than projects in other jurisdictions. Our and/or our Portfolio Entities inability to obtain and maintain regulatory permits or right-of-way
or rental agreements on acceptable terms could adversely impact us and/or our Portfolio Entities, including by impeding their ability to complete construction projects on time, on budget, or at all. Any of these factors could significantly increase the regulatory-related compliance and other expenses incurred with respect to Investments and could significantly reduce or entirely eliminate any potential revenues generated by one or more of the Investments, which could materially and adversely affect returns to us.
Governmental Budgetary Constraints; Reforms.
The success of public infrastructure projects is often dependent on governmental funding or subsidies. Governments typically have considerable discretion in determining the amount of funding or subsidies to allocate to such public infrastructure projects. Lack of governmental funding or subsidies due to governmental budgetary constraints could adversely impact the overall development and availability of public infrastructure projects, result in privatization of certain types of assets and/or otherwise result in an increase in competition among other providers of capital (e.g., private infrastructure investors) for such infrastructure assets, which may make it more difficult for us to effectively consummate investments in or relating to such infrastructure projects. Despite ongoing underinvestment in infrastructure in target geographies, the government may elect not to fund such underinvestment with private capital. Alternatively, our success will also be driven in part, by its ability to source and invest in private infrastructure projects. The availability of such private infrastructure projects may be highly dependent on governmental determinations to continue with, or implement, announced reforms regarding the means by which infrastructure construction is regulated or financed. As such, there can be no assurance that such private infrastructure projects will be available for investment on terms which we deem favorable.
Regulatory Approvals/Consents.
We may not receive the initial regulatory approval or license needed to acquire or otherwise operate an Investment, including after substantial costs have been incurred pursuing such Investment. Additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, may be required to acquire or operate infrastructure assets, and additional approvals may become applicable in the future due to a change in laws and regulations, a change in the Portfolio Entity’s customer(s), change in investor composition in us or for other reasons. Furthermore, permits or special rulings may be required on taxation, financial and regulatory related issues. Additionally, a Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurance that a Portfolio Entity will be able to (a) obtain all required regulatory approvals that it does not yet have or that it may require in the future, (b) obtain any necessary modifications to existing regulatory approvals or (c) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility or sales to third parties or could result in additional costs to a Portfolio Entity and us.
A Portfolio Entity’s operations may rely on government licenses, concessions, leases or contracts that are generally complex and may result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits are required to be maintained over the project’s life. If a Portfolio Entity fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or we may lose its right to operate the affected Portfolio Entity, or both.
Governments and other regulators may impose conditions on the operations and activities of Portfolio Entities as a condition to granting its approval or to satisfy regulatory requirements. These conditions, which may be statutory in nature or may be tailored to a particular project, may affect revenues and limit or provide a disincentive for Portfolio Entities to invest in competing industries or to acquire anticompetitive market power in a particular market. The relevant governmental agency may impose conditions of ongoing ownership or equivalent restrictions on us in respect of the underlying infrastructure assets. This may include a requirement and/or restrictions that may limit our ability to admit new investors to the Fund, satisfy repurchase requests, consent to transfers of Units, dispose of Investments at opportune times or require that such assets remain managed by Blackstone.
Zoning, Siting and Permitting Risks.
We and our Portfolio Entities may have exposure to assets that are subject to zoning, siting, permitting and other requirements, which may be time-consuming, burdensome and costly, and may subject us and our Portfolio Entities to governmental and public scrutiny. Zoning and permitting processes vary depending on the nature and location of the assets in question and, depending on the asset and activity to be conducted, the approval of multiple federal, state, local and other authorities may be required. Obtaining these approvals may be outside of our control. In addition, zoning, siting and permitting processes often face local opposition and may be challenged by a number of parties, including non-governmental
organizations and special interest groups based on alleged security concerns, broad environmental or social impact, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Beyond the time-consuming process of applying for the necessary permits, we and our Portfolio Entities may be required to undergo public hearings at which local communities will decide whether or not to grant the proper land use designations. Highly motivated citizens in many local communities often oppose plans to develop new properties or to expand existing properties, in many cases demonstrating the “Not in My Backyard” phenomenon. Such factors could make it difficult to develop new development sites and to expand existing assets. The failure to receive, renew or maintain any required permits or approvals may result in the loss of project development-related investments, increased compliance costs, the need for additional capital expenditures or a suspension or termination of a Portfolio Entity’s operations.
Political and Societal Challenges.
Large-scale infrastructure projects may be particularly susceptible to political and societal challenges, which may, in turn, affect a project’s ability to receive, renew or maintain required permits or approvals and may result in increased compliance costs, the need for additional capital expenditures or a suspension or termination of project operations. For example, proposals to site a particular infrastructure project, such as a bridge, airport or energy plant, or engage in activities relating to a project, such as construction activities in a particular location, may be challenged by a number of parties, including non-governmental
organizations (“NGOs”) and special interest groups based on alleged security concerns, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Concerns can also arise regarding some of the techniques used in the extraction of natural resources relating to an infrastructure project, such as the extraction of shale gas in order to enhance recovery, such as the use of natural gas hydraulic fracturing (also known as “fracking”), which may require governmental permits or approvals and which have recently been the subject of heightened environmental concerns and public opposition in some jurisdictions.

Volatility of Commodity Prices.
The performance of certain of the Investments may be substantially dependent upon prevailing prices of oil, natural gas, coal, metals (including rare earths) and other commodities, and the differential between prices of specific commodities that are a primary factor in the profitability of certain conversion activities such as petroleum refining (“crack spread”) and power generation (“spark spread”). For example, the operation and cash flows of certain Investments may depend, in some cases to a significant extent, upon prevailing or improving market prices for energy and other commodities. Commodity prices have been, and may in the future be, volatile and subject to wide fluctuations in response to uncertain market factors that are beyond the control of the Sponsor, including (a) relatively minor changes in the supply of and demand for such commodities; (b) market uncertainty and the condition of various economies (including interest rates, levels of economic activity, the price of securities and the participation by other investors in the financial markets); (c) political conditions in international commodity producing regions; (d) the extent of domestic production and importation of oil, natural gas, natural gas liquids, coal or metals in certain relevant markets; (e) the foreign supply of oil, natural gas and metals; (f) the price of foreign imports; (g) the price and availability of alternative fuels; (h) the level of consumer demand; (i) the price of steel and the outlook for steel production; (j) weather conditions; (k) the competitive position of energy-related commodities as compared with other energy sources; (l) the industry-wide refining or processing capacity for energy-related commodities; (m) weather conditions; (n) the effect of U.S. and
non-U.S.
federal, state and local regulation on the production, transportation and sale of commodities; (o) overall economic conditions; (p) the strength of the U.S. dollar relative to other currencies; (q) the impact of federal, state and local policies on various forms of power generation facilities (including both renewable and conventional) and battery storage; (r) terrorist acts and the impact of military and other action; and (s) a variety of additional factors that are beyond the control of the Sponsor. These factors may affect the level and volatility of commodities prices and the liquidity of the Investments, as evidenced by oil price shocks resulting from disputes among members of the Organization of the Petroleum Exporting Countries (“OPEC”), which could impair our performance or result in losses, potentially materially.
Demand/Usage Risk.
Demand, usage and throughput risk can affect the performance of infrastructure assets. Demand, usage and throughput depend on, and may be affected by, a wide variety of factors, such as demographic changes, economic conditions, fuel prices, government macroeconomic and environmental policies and regulation, tolls, tariffs, other usage or throughput-related fees, social stability, political or local opposition, technical obsolescence, competition from untolled or other forms of transportation, acts of God, war, terrorism, changes in demand for products or services, slower than projected construction progress and adverse weather conditions. To the extent that our assumptions regarding demand, usage and throughput prove incorrect, our returns could be adversely affected. Some investments may be subject to seasonal variations, including greater revenues and profitability during different seasons of the year. Accordingly, our operating results for any particular investment in any particular quarter may not be indicative of the results that can be expected for that investment throughout the year.
Rate Regulation.
Infrastructure assets may be subject to rate regulation because of their unique position as the sole or predominant provider of services that are essential to the community. As a result, Portfolio Entities might be subject to unfavorable price regulation by government agencies, which could adversely affect the overall profitability of any particular infrastructure project subject to such rate regulation. For instance, some Portfolio Entities may derive substantially all their revenues from collecting tolls from vehicles using roads, tunnels or bridges or from fares relating to subways or other forms of public transportation.
Toll rates are typically set by the relevant concession company and the relevant government entity. Adverse public opinion, socioeconomic changes and/or lobbying efforts by specific interest groups, could result in governmental pressure on Investments to reduce their toll rates, or to forego planned rate increases. The relevant government entities may seek to limit our ability to increase, or may seek to reduce, toll rates and fares as a result of factors such as general economic conditions in the country, negative consumer perceptions, the prevailing rate of inflation, traffic volume and general public sentiment. If public pressure and/or government action forces Portfolio Entities to restrict their toll rate increases or reduce their toll rates, and they are not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, our business, financial condition and results of operations could be materially and adversely affected.
Portfolio Entities may be subject to rate regulation that determines or limits the prices it may charge, particularly if the Portfolio Entity is the sole or predominant service provider in its service area or provides services that are essential to the community. In addition, Portfolio Entities may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in its profits being negatively affected and Investments not meeting initial return expectations.
Purchases from Distressed Developers or Owners.
A portion of our investment strategy includes potentially purchasing infrastructure and infrastructure-related assets from financially distressed developers or owners. In such circumstances, the competition for such investment opportunities may be particularly acute to the extent such assets are provided for sale in connection with auction proceedings being conducted by a court in accordance with local bankruptcy proceedings. In such bankruptcy court-supervised auctions, we may incur significant expenses identifying, investigating and attempting to acquire potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, extended competitive bidding processes, legal expenses and the fees of other third-party advisors. The inability to consummate any such transactions and the incurrence of broken deal expenses with any such transactions not consummated may adversely affect our investment performance.
Investments Acquired from Financial Institutions.
We may acquire investments previously held by financial institutions, which involve specific risks. The financial institution that sold any such investments could become insolvent, experience serious financial difficulty, or cease to exist, which may have a negative impact on such investment and any such instruments acquired by us and therefore, on us. Furthermore, if the financial institution that originated any such investment inappropriately exercised control over the management and policies of a debtor, the related note acquired by us may be subordinated to other claims or disallowed, or we may be found liable for damages suffered by parties as a result of the actions taken by the financial institution. In addition, under certain circumstances under U.S. law, payments to us and distributions by us to the Unitholders may be required to be returned if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Non-U.S.
jurisdictions may present analogous or different credit issues.
Operations and Maintenance Risk.
As a general matter, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment-related issues, counterparty non-performance
and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Investment to various risks including lower revenues. The operations of infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline, or electricity line ruptures or other disasters. Operational disruption and capital expenditures relating thereto, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation, or penalties for regulatory or contractual non-compliance.
Moreover, any loss from such events may not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economic, to protect the business from these risks.

Health and Safety Risk.
The employees and staff of infrastructure assets and businesses are exposed to health and safety risks that could result in death, permanent disability or other serious injury that may disrupt the operations of Investments, lead to economic loss, litigation or penalties for regulatory or contractual non-compliance,
and may also adversely impact the reputation of Investments, us, our Portfolio Entities and Unitholders. Moreover, any loss from such events may not be recoverable under relevant insurance policies.
Construction Risk.
In connection with any new development project (i.e., a “greenfield” project), expansion of a facility or acquisition of a facility in late-stage development, a Portfolio Entity may also face construction risks typical for infrastructure businesses, including, without limitation, (a) labor disputes, shortages of material and skilled labor or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes and (f) catastrophic events such as explosions, fires and terrorist activities and other similar events beyond our control. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on us. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up.
In certain circumstances, joint venture partners or other local agents may cause or otherwise impact such delays and/or costs (which, for the avoidance of doubt, such costs can be expected to be covered by us). See also
“—Non-Controlling
Investments; Investments with Third Parties” herein. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt, service costs and insufficient funds to complete construction. Delays may also result in an adverse effect on the scheduled flow of project revenues necessary to cover the scheduled operations phase debt service costs, lost opportunities, increased operations and maintenance expenses, and damage payments for late delivery. Investments under development or Investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. In addition, there are risks inherent in the construction work that may give rise to claims or demands against a Portfolio Entity from time to time.
Development Risk.
Successful development of new or expansion investment projects, including infrastructure-related “opportunistic” investments, will likely require the involvement of a broad and diverse group of stakeholders that will directly influence, or potentially be capable of influencing, the nature and outcome of such investment projects. Some of the various stakeholders may include, without limitation, political or local opposition parties, regulators or other governmental authorities and non-governmental
organizations and special interest groups. Such stakeholders could influence the approval process for, among other things, certain permits, site or land procurement and environmental assessment studies. Furthermore, additional risks around construction delays, labor disputes, counterparty non-performance,
project feasibility assessment, and dealings with and reliance on third-party consultants could negatively impact such investments by us. Additionally, certain development projects inherently carry a higher degree of risk when compared to Core or Core+ investments and there is no guarantee that such investments will be successful or that we will not be adversely affected by such investments (see “—Nature of Our Investments Generally” herein). When making an Investment, value may be ascribed to potential development projects that do not achieve successful implementation, potentially resulting in a lower than expected returns to us.
Interest Groups
 and Legal Risk.
Infrastructure assets, businesses and projects often involve a significant impact on local communities and the surrounding environment. It is not uncommon for infrastructure assets to be exposed to a variety of legal risks including, but not limited to, legal action from special interest groups. For example, interest groups may use legal processes to seek to impede particular projects to which they are opposed. See “—Broken Deal Expenses” herein.

Real Estate Risks Generally.
We may make Investments in or relating to real estate, including investments in commercial real estate development projects, commercial properties, residential real estate and/or real estate-related debt investments. As such, some of the Investments will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds or debt financing, which may render the sale or refinancing of investments difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the Sponsor. Deterioration of real estate fundamentals generally, and in the U.S. and Canada in particular, would negatively impact the performance of the partnership. In addition, in acquiring an asset or stock, we may agree to lock-out
provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset. There can be no assurance that there will be a ready market for the resale of Investments. Illiquidity may result from the absence of an established market for Investments or a disruption in the market.
Register of Overseas Entities
. Investors should note that certain portfolio companies may fall in scope of the Economic Crime (Transparency and Enforcement) Act 2022 (the “ECTEA”). The ECTEA requires overseas companies (“Overseas Entities”) which directly acquire certain U.K. real estate property to identify the beneficial owner(s) of said property, register them onto the public Register of Overseas Entities and keep the register up to date. Note that Overseas Entities wishing to make any acquisition, transfer or disposal of land need to have complied with the registration requirements under the ECTEA to register the title or disposal into HM Land Registry. Without registration, the title may not operate in law. Investors should be aware that compliance with such filing will result in additional costs and administrative burden to us.
Real Estate Title.
Certain Investments may require large areas of land to install and operate their equipment and associated infrastructure. Disputes over ownership of land sometimes occur. In certain jurisdictions such as the U.S., title insurance is readily available to cover this risk, though typical exclusions from policies may render them ineffective in certain cases. In jurisdictions where title insurance is not readily available, or where we do not obtain it, we could rely on opinions of title from lawyers or other professionals, which may prove inaccurate. Furthermore, in some jurisdictions, certain social groups may have claims against property that otherwise appears to be properly entitled in the real estate registries, which may encumber title of property acquired by us or our Portfolio Entities. In other jurisdictions, the real estate registry commonly does not reflect the true holder of the real estate title, which complicates title research and may result in title problems. Finally, in some jurisdictions, a purchase of real property can be attacked as not meeting “true sale” requirements and recharacterized as secured financing in the event the seller becomes insolvent. If any of these events occurs in relation to any of our interests or properties, we could lose value or certain of its rights in relation thereto.
Technical Risk.
Investments in the infrastructure industry may be subject to technical risks, including the risk of mechanical breakdown, spare parts shortages, failure to perform according to design specifications and other unanticipated events that adversely affect operations. While we intend to seek Investments in which creditworthy and appropriately bonded and insured third parties bear much of these risks, there can be no assurance that any or all such risks can be mitigated or that such parties, if present, will perform their obligations.

Investments in the Transportation Sector.
We expect to make investments in infrastructure opportunities relating to the transportation sector, which may include investments relating to airports, toll roads, bridges and tunnels, port terminals, railroads, municipal transport, parking facilities and other public or private transportation-related infrastructure investments. Our ability to make attractive transportation-related infrastructure investments may be subject to a variety of considerations, including general supply-demand trends, overall economic development and growth in the jurisdictions in which we may make investments, general market conditions, socioeconomic changes and changes relating to governmental spending, regulation and related policies. Any adverse or unexpected changes in such conditions, such as a prolonged economic downturn or increased regulatory scrutiny, could adversely affect our ability to consummate attractive transportation-related infrastructure investments and/or the performance of any Investments in the transportation sector.
Investments in the Digital Infrastructure Sector.
We expect to have made and expect to continue to make investments in the digital infrastructure sector or in other businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, fiber networks and small cell networks. Investment opportunities in the digital infrastructure sector are driven largely by consumer demand, technological advances and improvements in data collection and storage. Changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture, and design of wireless or cloud networks), data transmission and/or consumer demand, as well as changes in the prevailing global economy, may adversely affect our ability to identify and consummate attractive investments in the digital infrastructure sector. See also “—Governmental and Regulatory Risks Generally.” The digital infrastructure sector is increasingly subject to regulatory oversight and scrutiny (including the potential need for government issued licenses, permits or otherwise) which can be expected to influence the partnership’s investment opportunities.
Demand for and Return Profile of Digital Infrastructure.
We intend to invest in businesses that are dependent on the demand for digital infrastructure, including data centers, macro cell towers, consumer and enterprise fiber networks, small cell networks, distributed antenna systems (“DAS”) and other related assets and businesses, which may include, but not be limited to, digital billboards, indoor Citizens Broadband Radio Services (“CBRS”) infrastructure, cable systems, satellites and subsea cables. The revenue of digital infrastructure businesses is often supported by rapidly increasing consumer or enterprise demand and may be adversely affected by any slowdown in such demand growth; however, consumer and enterprise demand growth is generally dependent on factors that are primarily outside our control. Technological advances and improvements in data collection and storage, changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture and design of wireless or cloud), data transmission and/or consumer demand, as well as changes in the prevailing global economy or the amount of capital being invested in digital infrastructure and the associated impact on development yields and overall pricing, may reduce current and/or anticipated demand or returns for digital infrastructure, and may adversely affect our ability to identify and consummate attractive digital infrastructure-related investments.
Investments in the Energy Sector.
The operations of energy companies are subject to many risks inherent in the producing, transporting, processing, storing, distributing, or marketing of electricity, natural gas, natural gas liquids, hydrogen, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, transmission lines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism (including cyber sabotage or similar attacks); inadvertent damage from construction and other equipment; leaks of natural gas, natural gas liquids, hydrogen, crude oil, refined petroleum products or other hydrocarbons; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could result in lower than expected returns to us. See also “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.

Hydrologic Events Risk.
We may invest in hydropower assets and projects. There can be no assurance that the long-term historical water availability will remain unchanged or that no material hydrologic event will impact the conditions and amount of water flow in the rivers on which any such investments are located. Annual deviations in water availability from the long-term average and periods of relatively inactive hydrological conditions may constrain such investments’ overall level of power generation and adversely impact their revenues and cash flows.
Weather and Climatological Risks – Energy Companies.
Certain energy companies may be particularly sensitive to weather and climate conditions. For example, solar power generators rely on the frequency and intensity of sunlight, wind turbines rely on the frequency and intensity of the wind, hydro power generators may depend on precipitation-driven water flows, and companies focused on biomass rely on the production of crops, which can be adversely affected by droughts and other weather conditions. Furthermore, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with operations and increase operating costs, and damage resulting from extreme weather may not be fully insured. See also “—Weather and Climatological Risks” herein.
Reductions in precipitation levels, wind or sunlight could materially adversely affect the revenues and cash flows of renewable energy-related assets that depend on the capture of waterflow, wind or sunlight to derive revenues. If such reductions are significant, any such assets could be rendered inoperable. Conversely, significant increases in precipitation or wind velocity could cause damage to such assets or create periods when such assets are not able to function. In the event that climate change causes sea levels to rise, certain Portfolio Entities might be forced to incur expenses to prevent infrastructure assets from being damaged or rendered unusable by such rising sea levels. Moreover, if pressure from stakeholders continues, various regulatory agencies might enact more restrictive environmental regulations. These more restrictive regulations could materially impact the revenues and expenses of a portfolio company.
Logistics Investments.
We may invest in logistics assets (including storage and warehouse facilities and distribution centers), which subjects us to particular economic and operating risks. Logistics assets (including storage and warehouse facilities and distribution centers) are subject to numerous risks, including risks relating to supply of and demand for such facilities in the local market, global trends in respect of supply and demand, the impact of economic conditions on the local market and the building’s tenants (including such tenants’ products and inventories), tenant quality, diversification and the physical attributes of the building (e.g., age, condition, availability of electricity and/or refrigeration required to store certain products, among others). Declines in demand for the products stored in, or distributed through, such facilities could result in increased vacancies and lower rents, which would adversely affect the value of such assets.
Shipping Investments.
We may make Investments in the shipping sector, which may include investments in shipping assets, and other public or private shipping-related investments. Our ability to make attractive shipping-related investments may be subject to a variety of considerations, including general supply-demand trends, overall economic development and growth, general market conditions, socioeconomic changes, and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions could adversely affect our ability to consummate attractive shipping-related investments and/or the performance of any underlying Portfolio Entities in the shipping sector.
Uncertainty of Renewable Energy Market.
The market for renewable energy assets and businesses continues to evolve rapidly. Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable assets. Renewable resources (e.g., wind, solar, hydro, geothermal) are inherently variable. Variability may arise from site-specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy investments. Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs,
rebates, tax credits, renewable portfolio standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular portfolio investment, the flow of potential future investment opportunities and the value of any platform in the sector. In addition, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.
Regulatory Approvals; Government Support.
Investments in infrastructure projects and related businesses and/or assets may face government involvement and various levels of scrutiny in connection with any required approval process. For example, investments in renewable energy currently enjoy support from the EU, other supra-national, national, state and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs, such as system benefits charge and customer choice programs. The combined effect of these programs is to subsidize in part the development, ownership and operation of certain renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. However, given that the EU and its constituent member states have illustrated concerns about the security of energy supply in light of prevailing geopolitical and macro-economic conditions, heightened scrutiny of energy projects is anticipated.
There can be no assurance that government support for any particular infrastructure project will continue, that favorable legislation will pass or that the project will continue to qualify for support throughout our investment. The elimination of, or reduction in, government policies that support a particular project could have a material adverse effect on a particular Investment’s financial condition or results of operation. To the extent any tax credits, other favorable tax treatment or other forms of support for a particular type of infrastructure project are changed, the Investments therein may be negatively impacted.
Effects of Ongoing Changes in the Utility Industry.
We may make certain Investments in utility industries both in the United States and abroad. In many regions, including the United States, the market dynamics of the utility industry may change, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. As a result, additional significant competitors could become active in parts of the utility industry. In addition, utility asset owners may find it increasingly difficult to negotiate long-term procurement or sales agreements with counterparties, which may affect our profitability and financial stability. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which we may invest may come under increasing pressure.
Electricity generation and related infrastructure investments may be subject to extensive
non-U.S.
and U.S. federal, state and local energy laws and regulations in the U.S. and other jurisdictions where Portfolio Entities are located, including without limitation, in the U.S. the Federal Power Act (“FPA”), the Energy Policy Act of 2005, the Public Utility Holding Company Act of 2005 and the Public Utility Regulatory Policies Act. Changes in applicable energy laws or regulations, or in the interpretations or administration of these laws and regulations, could result in increased compliance costs, reduced revenues and/or the need for additional capital expenditures. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.

Under the FPA, the Federal Energy Regulatory Commission (“FERC”) regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by “public utilities” as defined under the FPA and places constraints on the conduct of their business, including, among other things, rate and corporate regulation including ownership and disposition of jurisdictional assets. In addition, state public utility commissions in U.S. states (“PUCs”) have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities that sell electricity at retail and other public utilities that provide utility service to the public such as water utilities and telecommunication service providers, and a number of other matters relating to electric and other public utilities. State laws may also impose certain regulatory and reporting requirements on other owners and operators of generation facilities and other public utilities. Independent power producers are considered to be public utilities in some states and are subject to varying degrees of regulation by PUCs, ranging from a requirement to obtain a “certificate of public convenience and necessity” to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the location and construction of electric generating facilities and other public utility facilities, and in certain situations, over the issuance of securities and the sale or other transfer of assets by these facilities. State jurisdictional natural gas transportation and storage rates are also frequently subject to regulation by local PUCs. Similar regulation may also apply in other
non-U.S.
jurisdictions where Investments are made. In addition, certain policies of FERC or PUCs could reduce revenues of public utilities.
Power Purchase or Other Long-Term Agreement Risk.
Portfolio Entities may enter into power purchase agreements (“PPAs”) or other long-term supply agreements. Payments by counterparties to such entities pursuant to their respective PPAs may provide the majority of such entities’ cash flows. There can be no assurance that any or all of the counterparties will fulfill their obligations under their PPAs or other long-term agreements or that a counterparty will not become bankrupt or that upon any such bankruptcy its obligations under its respective PPA or other long-term agreement will not be rejected by a bankruptcy trustee. There are additional risks relating to the PPAs and other long-term agreements, including the occurrence of events beyond the control of a counterparty that may excuse it from its obligation to accept and pay for delivery or supply of a product created or generated by an entity. The failure of a counterparty to fulfill its obligations under any PPA or other long-term agreement may have a material adverse effect on an Investment.
Waste Management Risks.
The waste management industry is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment Canada and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine a Portfolio Entity’s operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. There has been an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. There are significant capital expenditures in connection with environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance and facility closure and post-closure obligations. The acquisition, development or expansion of a waste management or disposal facility or transfer station involves considerable time, effort and cost to obtain or maintain required permits and approvals. There are no assurances that the Portfolio Entity will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current and future requirements may require significant capital and operating expenditures. Advancements in disposal alternatives, and developments that result in waste reduction or changes in waste streams, may adversely affect a Portfolio Entity engaged in waste management.

Implementation of Business Plans and Growth Initiatives.
In certain cases, the performance of the partnership’s Investments will be dependent upon the Sponsor’s ability to successfully implement and execute its business plans and growth initiatives. There can be no assurance that the Sponsor will be able to successfully implement any such business plans or that investors will receive any capital appreciation or current cash yield with respect to the partnership’s Investments. In addition, changes beyond the Sponsor’s control, including adverse regulatory changes affecting the infrastructure industry generally or the partnership’s Investments in particular and/or any changes in the pricing of commodities and/or general supply and demand levels relating to infrastructure assets may adversely affect the Sponsor’s ability to implement its business plans and achieve capital appreciation and/or current cash yield and may have an adverse impact on the value of the partnership’s Investments.
Types of Investments
Investments in Open Market Purchases; Publicly Traded Securities
.
Although not anticipated to be a large component of our investment strategy, we will have the ability to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. Additionally, we may hold securities as a result of an initial public offering of an existing Portfolio Entity. Such investments may subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. When investing in public securities, we may be unable to obtain financial covenants or other contractual governance rights. Moreover, we may not have the same access to information in connection with Investments in public securities, both before and after making the investment, as compared to privately negotiated Investments. Furthermore, we may be limited in our ability to make Investments, and to sell existing Investments, in public securities if the Sponsor or other Blackstone businesses have material, non-public
information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up
periods.
Equity and Equity-Related Investments
. We intend to make primarily equity and equity-oriented Investments and as a result will hold a significant number of equity securities, including common stocks of U.S. and
non-U.S.
issuers, and equity-related securities and instruments, such as preferred stock, convertible securities, warrants and stock options. The value of equity and equity-related securities varies in response to many factors, including factors specific to an issuer and factors specific to an industry. These factors and others could cause significant fluctuations in the prices of the equity and equity-related securities that we will hold and could result in us experiencing significant losses.
Nature of Debt Securities
. Although not its primary investment strategy, we will have the ability to invest in debt securities, including fixed income securities. The debt securities in which we and Portfolio Entities may invest may include secured or unsecured debt, which could be subordinated to senior indebtedness, all or a significant portion of which may be secured. Senior creditors will have significant influence, which may exceed the influence of us or the relevant Portfolio Entity in certain scenarios. In addition, the debt securities in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. Our Investments may be subject to early withdrawal features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, thereby depriving us of our expected return. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities obtained in connection with a debt financing may become worthless.

Debt securities could be acquired in transactions involving asset managers. These asset managers may participate alongside us in the debt securities and/or may participate in the equity of the relevant Portfolio Entity. In the latter case, our interests and the interests of such asset managers may diverge in one or more respects. See “—Debt Investments” below for further debt-related risks.
“Covenant-lite” Obligations Risk
. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by us begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Convertible Securities
. A convertible security may be subject to call at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for withdrawal, we generally are required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could reduce the expected return and otherwise have an adverse effect on our ability to achieve our investment objectives.
Access to Information from Portfolio Entities
. The Sponsor may not always receive full information from Portfolio Entities because certain of this information may be considered proprietary by a Portfolio Entity. A Portfolio Entity’s use of proprietary investment strategies that are not fully disclosed to the Sponsor may involve risks under some market conditions that are not anticipated by the Sponsor. Furthermore, this lack of access to information may make it more difficult for the Sponsor to select and evaluate Portfolio Entities.
Controlling Interests
. We expect to take a controlling interest in a material portion of our Portfolio Entities. The exercise of control over a company may impose additional risks of liability for a variety of reasons, including environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, we may suffer a significant loss.
Non-Controlling
Investments; Investments with Third Parties
. We may hold a
non-controlling
interest in certain Investments and, therefore, may have a limited ability to protect its position in such Investments. In such cases, we will typically be significantly reliant on the existing management, board of directors and other shareholders of such companies, who may not be affiliated with us and whose interests may conflict with our interests. We may also co-invest
with affiliates of Blackstone (including Other Blackstone Accounts), investors in Other Blackstone Accounts or their affiliates and/or third parties (or affiliated managers or other persons) with respect to specified investments or categories of investments through partnerships, joint ventures or other similar arrangements (“JV Arrangements”), thereby acquiring jointly-controlled or non-controlling
interests in certain Investments in conjunction with participation by one or more third parties in such investment. JV Arrangements may be designed to share risk in the underlying investments with third parties or may involve us taking on greater risk with an expected greater return or reducing its risk with a corresponding reduction in the rate of return. Such JV Arrangements may involve risks in connection with such third-party involvement, including the possibility that such other participant, third-party partner or co-venturer
may have financial difficulties, resulting in a negative impact on such JV Arrangements, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, we may in certain circumstances be liable for the actions of its third-party partners, co-venturers
or
co-investors
(including Other Blackstone Accounts). In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such JV Arrangements, including incentive compensation arrangements, in each case which compensation will not offset Fund Fees. Furthermore, such third-party partners or co-investors
to JV Arrangements may provide services (such as asset management oversight services) similar to, and overlapping with, services provided by the Sponsor to us, Other Blackstone Accounts or any respective portfolio entities, and, notwithstanding the foregoing, fees attributable to such services will not offset Fund Fees. Additional conflicts could arise if a joint venture partner is related to Blackstone in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to us, Blackstone, Other Blackstone Accounts, or any respective portfolio entities, or any affiliate, personnel, officer or agent of any of the foregoing.
Investments in Less Established Companies
. We may invest a portion of our assets in the securities of less established companies. Investments in such early stage companies may involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to macroeconomic effects, industry downturns and financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.
Start-up
enterprises, including but not limited to those in the technology and related industries may not have significant or any operating revenues, and any such Investment should be considered highly speculative and may result in the loss of our entire Investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on our other Investments.
Investments in Junior Securities
. We may invest in companies that have already received one or more rounds of financing. The securities in which we will invest in these instances may be among the most junior in a Portfolio Entity’s capital structure and thus subject us to a greater risk of losing all or part of its invested capital. There will often be no collateral to protect our investment in such securities once made.
Investments in Fund Managers and Pooled Investment Vehicles
. Although not expected to be a large portion of its investment strategy, we may invest in third-party investment managers (“Third-Party Fund Managers”) that manage third-party pooled investment vehicles (“Third-Party Pooled Investment Vehicles”) in infrastructure and certain other types of asset classes. We may also make investments directly in Third-Party Pooled Investment Vehicles if we anticipate an investment in the Third-Party Fund Manager. The infrastructure asset class comprises a wide range of strategies and investment types, and the infrastructure oriented investment strategies pursued by Third-Party Fund Managers are expected to vary. There are many investment-related risks associated with such types of investments which could impair the performance and value of our Investments. See “—Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles” herein.
Multiple Levels of Fees and Expense
. In addition to the direct expenses and management costs borne by us, we may also bear our pro-rata
share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which we invest. This would result in more expenses being borne (indirectly) by Unitholders than if the Unitholders were able to invest directly in the Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. We will pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with Secondary Investments in Third-Party Pooled Investment Vehicles and Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts). We will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments, including where such managers are Blackstone affiliates (i.e., there will be “double fees” involved in making such investments which would not arise if the Unitholder were to invest in the underlying fund directly (including where the underlying fund is an Other Blackstone Account), because the Investment Manager and its affiliates will receive fees with respect to the management of our Fund, on the one hand, and the underlying fund manager (including where such manager is a Blackstone affiliate) will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by us (and indirectly by Unitholders) and reduce returns. With respect to our Primary Commitments to and Secondary Investments in Other Blackstone Accounts (other than Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts)), we are not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with our investments in such Other Blackstone Account except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
We will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, including any investment-related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other fund expenses as applicable to such Other Blackstone Account (to the extent applicable). These various levels of costs and expenses will be charged whether or not our performance generates positive returns. As a result, we, and indirectly the Unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset our profits. In addition, because of the fees and expenses payable by us pursuant to such Investments, our returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent we are also charged management fees and/or bear carried interest or other similar performance-based compensation in connection with our Secondary Investments in Other Blackstone Accounts and/or our investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager.
Illiquid and Long-Term Investments
. Most of our Investments (including, for the avoidance of doubt, investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid and require a long-term commitment with no certainty of return, and there can be no assurance that we will be able to realize a return on any Investment at any given time, notwithstanding the need to do so. Although Investments by us may generate current income, the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of the Investment. While an Investment may be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments may be held for much longer periods of time. Infrastructure assets are relatively illiquid in that there may not be ready buyers available and willing to pay fair value at the time we desire to sell. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. In addition, we will generally not be able to sell our securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that we will dissolve, we may make Investments which may not be advantageously disposed of prior to the date that we will be dissolved.
Future Investment Techniques and Instruments
. Subject to the terms of the Partnership Agreement, the Investment Management Agreement and applicable law, we may employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investments may entail risks not described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.

Technological, Scientific and Other Innovations
. Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continues to advance rapidly, it could impact one or more of our strategies. Any of these new technological, scientific and other innovations could significantly disrupt the market in which our Investments operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of Investments. Moreover, given the pace of innovation in recent years, the impact on a particular Investment may not have been foreseeable at the time we made such Investment and may adversely impact us and/or our Portfolio Entities. Furthermore, the Sponsor could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles
Minority and
Non-Control
Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles; Dependence on Third-Party Fund Managers.
We may invest in minority,
non-controlling,
equity, equity-related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. We will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day
operations of the business and will generally retain a majority stake in such business.
In holding such
non-controlling
interests, we will also have a limited ability to create or take advantage of exit opportunities. Our inability to control the timing of the making, restructuring, refinancing and exiting of our Investments may adversely affect performance. The timing and extent to which we realize proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of Third-Party Fund Managers. The management of Third-Party Fund Managers may make business, financial or management decisions with which the Sponsor does not agree or such management may take risks or otherwise act in a manner that does not serve our interests. The returns of our investments in such Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund Managers. The performance of a Third-Party Fund Manager may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Misconduct and Regulatory
Non-Compliance
and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers.
Our Investments in Third-Party Fund Managers may expose Blackstone to further public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance
and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to us. Alternative investment managers operate in a highly regulated environment, and we may have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the Sponsor to protect us from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.

While the Sponsor expects to perform a detailed assessment on Third-Party Fund Managers on a variety of key investment, operational, and legal areas, there can be no assurance that such assessment will identify or prevent any such misconduct or all other potential risks, problems or issues with the Third-Party Fund Manager or its portfolio companies.
Attractiveness to Third-Party Fund Managers of an Investment by Us
. Our structure and investment objective may impair our ability to complete Investments. Among the realization and monetization strategies that may be pursued by the Sponsor are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of our interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager may not be interested in an investment by us if required to disclose information that might be made public as part of a liquidity event or if it may ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager may feel comfortable with us being a minority owner of its business, it may not have the same view for potential transferees.
General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. The Sponsor may decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by us (and not split between us and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the Sponsor may consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for us.
Third-Party Fund Managers may enter into new lines of business not anticipated by us at the time we invest in such Third-Party Fund Managers. Third-Party Fund Managers may also have the ability to change their investment objectives and strategies and economic and other terms after we have made our investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles and such change in the investment objectives and strategies may be different from the objectives currently expected by the Sponsor. We will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers may negatively impact our performance.
It is expected that Third-Party Fund Managers will implement similar leverage arrangements to us with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to our Investments. The Third-Party Fund Managers may obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and may negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings may limit our ability to use our interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that we may bear.

A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle may make distributions to us that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, we may set aside amounts that we could otherwise reinvest or distribute to Unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to Unitholders or additional investments by us. In addition, we may make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of our total capital. As a result, we may need to retain distributions or take other measures (e.g., borrowing) if we do not generate sufficient cash flow from its investments to meet these commitments.
Secondary Investments in Third-Party Pooled Investment Vehicles
No Established Market for Secondary Investments; Limited Opportunities
. There is no established market for Secondary Investments and no liquid market is expected to develop for Secondary Investments. Moreover, the market for Secondary Investments has been evolving and is likely to continue to evolve. We may acquire interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from existing investors in such Third-Party Pooled Investment Vehicles (and, generally, not from the issuers of such investments) and to dispose of such interests, in each case, on an opportunistic basis. In particular, we may target purchases of portfolios of interests in Third-Party Pooled Investment Vehicles from institutional and other investors, who may be less motivated to sell interests in Third-Party Pooled Investment Vehicles during periods when the performance of such funds is perceived to be improving. There can be no assurance that we will be able to identify sufficient Secondary Investment opportunities or that we will be able to acquire sufficient Secondary Investments on attractive terms. Equally, there can be no assurance that we will be able to realize any Secondary Investment at a price that reflects what the Sponsor believes to be its market value.
Importance of Valuation and Acquisition Terms
. The performance of our Investments in Secondary Investments will depend in large part on the acquisition price paid by us for such investments and on the structure of the acquisitions. Although the acquisition price of our Secondary Investments will likely be the subject of negotiation with the sellers of the investments, the acquisition price is typically determined by reference to the carrying values most recently reported by the underlying funds (which may be based on interim unaudited financial statements) and other available information. The underlying funds are not generally obligated to update any valuations in connection with a transfer of interests on a secondary basis, and such valuations may not be indicative of current or ultimate realizable values. Moreover, there is no established market for Secondary Investments or for the privately held portfolio entities in which the Third-Party Pooled Investment Vehicles or Other Blackstone Accounts may own securities, and there may not be any comparable companies for which public market valuations exist. As a result, the valuation of Secondary Investments may be based on imperfect information and is subject to inherent uncertainties. Generally, we expect to hold our Secondary Investments on a long-term basis. As a result, our performance will be adversely affected in the event that the valuations assumed by the Sponsor in the course of negotiating acquisitions of investments prove to have been too high.
Debt Investments
Investments in Debt
. Our investment program may include making investments in distressed situations from time to time (e.g., investments in defaulted, out-of-favor
or distressed bank loans and debt securities) or may involve investments that become
“non-performing”
following our acquisition thereof. Certain of our Investments may therefore include specific securities of companies or other entities that typically are highly leveraged, with significant burdens on cash flow, and therefore involve a high degree of financial risk. Investments may include (a) capital infusions to companies facing liquidity issues or significant debt maturities, (b) capital to finance operations or growth for companies facing a cyclical downturn, non-recurring
losses or contractual issues, (c) capital infusions or
debtor-in-possession
financings to companies in bankruptcy, (d) financing for acquisitions of businesses, frequently from distressed sellers or assets that are non-core
to the seller or (e) businesses facing capital structure, cyclical or operational distress. We may also make “rescue” financings ranging from secured debt to equity infusions including, without limitation, investments in companies that are in need of liquidity or facing debt maturities, or provide growth capital to companies who cannot access the capital markets due to cyclical factors or financial market dislocation. In addition, we may also selectively pursue the acquisition of fulcrum securities /
loan-to-own
debt purchases as a means to gain control of assets upon a restructuring. The securities of Portfolio Entities described in this paragraph may be considered speculative, and the ability of such companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Sponsor will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.
As noted above, in certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of Portfolio Entities. The activity of identifying and implementing any such restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
Investment in Restructurings
.
We may make Investments in restructurings that involve Portfolio Entities that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may cause such Portfolio Entity to become subject to bankruptcy proceedings. Such Investments could, in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original Investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to Unitholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.
Distressed Securities
.
Investment in the securities of financially troubled and operationally troubled issuers involves a high degree of credit and market risk. There is a possibility that we may incur substantial or total losses on its Investments. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many of our Investments may not be widely traded and that our investment in such securities may be substantial relative to the market for such securities. As a result, we may experience delays and incur losses and other costs in connection with the sale of its Investments.
Defaulted Securities
.
We may invest in the securities of companies involved in bankruptcy proceedings, reorganizations and financial restructurings, and that are facing significant debt maturities, and may have a more active participation in the affairs of the issuer than is generally assumed by investors. This may subject us to litigation risks or prevent us from disposing of securities. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. As more fully discussed below, in a bankruptcy or other proceeding, we as a creditor may be unable to enforce our rights in any collateral or may have our security interest in any collateral challenged, disallowed or subordinated to the claims of other creditors.
Bankruptcy and Other Proceedings
.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction (or has a petition filed against it), an automatic stay may prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder. Thus, even if we hold a secured claim, we may be prevented from enforcing our security and collecting the value of the collateral securing our debt, unless relief from the automatic stay is granted. If relief from the stay is not granted, we may not realize a distribution on account of our secured claim until a distribution (if any) is made to us by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and frequently challenged in insolvency proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing our claims will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.
Certain European jurisdictions may follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See “—Equitable Subordination” below. Certain European jurisdictions may present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender may (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
From time to time, we may invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession
or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associates with loans. Furthermore, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure may not be recognized in all jurisdictions.
Insolvency proceedings are inherently litigious, time-consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, may in certain jurisdictions have priority by law over the claims of other creditors.
In the event of the insolvency of an obligor in respect of an Investment, our recovery of amounts outstanding in insolvency proceedings may be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and may adversely affect our ability to recover such amounts as are outstanding from the insolvent obligor under the Investment, which could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owing to them from insolvent companies may be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn may adversely affect the abilities of those obligors to make payments to us due under the investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions may be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such insolvent companies may be adversely affected. For example, insolvency law and process in such other jurisdiction may differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Equitable Subordination
.
Certain jurisdictions have legal principles that in some cases form the basis for so-called
“lender liability” claims, if a lender (a) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “equitable subordination”). We do not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine; however, because of the nature of the debt obligations relating to certain types of debt investments we may make, we may be subject to claims from creditors of an obligor that debt obligations of such obligor that are held by us should be equitably subordinated.
Senior and Secured Debt
.
Our Investments may include first lien senior secured debt, and may also include selected second lien senior secured debt, which involves a higher degree of risk of a loss of capital. The factors affecting an issuer’s first and second lien leveraged loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). The imposition of prior liens on our collateral would adversely affect the priority of the liens and claims held by us and could adversely affect our recovery on our leveraged loans. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow us to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold it is possible that the proceeds of such sale or disposition will not be equal to the amount of principal and interest owed to us with respect to our investment.

Senior secured credit facilities are generally syndicated to a number of different financial market participants. The documentation governing the facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, we may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to us.
Senior secured loans are also subject to other risks, including (a) the possible invalidation of a debt or lien as a “fraudulent conveyance,” (b) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing, (c) equitable subordination claims by other creditors,
(d) so-called
“lender liability” claims by the issuer of the obligations and (e) environmental liabilities that may arise with respect to collateral securing the obligations. Recent decisions in bankruptcy cases have held that a secondary loan market participant can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance or engaged in conduct that would qualify for equitable subordination.
Our investments may be subject to early repurchase features, refinancing options, pre-payment
options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected. As a consequence, our ability to achieve our investment objective may be affected.
Subordinated Debt
.
We may from time to time invest in debt instruments (including commercial mortgage-backed securities (“CMBS”)) that are subordinated or otherwise junior in an issuer’s capital structure. Investments in subordinate debt securities may be unsecured and subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured and/or subject us to a “first loss” subordinate holder position relative to other lenders. Our ability to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated intercreditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by us of our rights as a creditor. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, it will not be able to recover all of our investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws,
(b) so-called
lender liability claims by the issuer of the obligations, and (c) environmental liabilities that may arise with respect to collateral securing the obligations. The securities we invest in may be subject to early repurchase features, refinancing options, pre-payment
options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than projected. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
CMBS
. We may from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally have shorter maturities than residential mortgages, allow a substantial portion of the loan balance to be paid at maturity and are usually non-recourse
against the commercial borrower. Investments in CMBS are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and commercial real estate markets. The investment characteristics of CMBS differ from traditional debt securities in a number of respects, and are similar to the characteristics of structured credit products in which investors participate through a structured vehicle or other similar conduit arrangement (e.g., CLOs (as defined below)).
CLOs
. We may invest directly or indirectly (including “equity” or residual tranches) in collateralized loan obligations (“CLO”) products and other securitizations (including CLO products formed or managed by Other Blackstone Accounts or their affiliates) either through primary offerings or second market purchases of such interests. CLOs are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets. For the avoidance of doubt, investments in CLOs and other Securitization Vehicles will not be characterized as Primary Commitments or Secondary Investments for purposes of certain investment limitations herein. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
Undervalued Investments
. Our investment strategy with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through a CLO) that are otherwise performing may from time to time be available for purchase by us at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to us or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve since this depends, in part, upon events and factors outside the control of the Sponsor.
Risks Related to Outside Events
Environmental Matters
. Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on investments in these industries. For example, global initiatives to minimize pollution or mitigate climate change have played a major role in the increase in demand for natural gas and alternative energy sources, creating numerous new investment opportunities. Conversely, required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental
organizations and special interest groups. We may invest in Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental and health and safety laws, regulations and permits can be identified. Violations of such requirements may result in administrative, civil, and/or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal
of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permits could impose substantial additional costs on Investments or potential Investments. Compliance with such current or future environmental requirements does not ensure that the operations of our Investments will not cause injury to the environment or to people under all circumstances or that our Investments will not be required to incur additional unforeseen environmental expenditures. In particular, the oil and gas industry, sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Environmental hazards could expose our Investments to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a Portfolio Entity or project, and there can be no assurance that Portfolio Entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any non-compliance
with these laws, regulations and permits could subject us and our Portfolio Entities to material administrative, civil or criminal penalties or other liabilities.
Furthermore, we may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the CERCLA in the United States, liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing our Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. We could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that we have an indemnity from a third-party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant Investment. In such cases, governmental authorities and others may seek to require us to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as us) subject to environmental liability. However, a limited partner may reduce its risk of such personal liability by, for example, avoiding activities with respect to our Investments that could allow it to be characterized as an operator of the contaminated property.

Climate Change Risk.
While the Sponsor sees economic opportunities in climate change and carbon reduction, global climate change is widely considered to be a significant threat to the global economy. Our Investments may face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Also, the performance of certain renewable energy assets, such as solar power generators, wind turbines, and hydropower assets, is dependent on weather conditions, which could shift as a result of global climate change. Climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. The Sponsor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us. Damage resulting from extreme weather may not be fully insured.
Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of greenhouse gas (“GHG”) emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities around the world. More specifically, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (d) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to GHG emissions).
Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (a) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (b) market risk (e.g., declining market for products and services seen as GHG intensive); and (c) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on us.
Governmental Action Risk
. Our Investments may become subject to nationalization, condemnation, seizure, eminent domain or other similar actions by governmental authorities. Such an action could have a material adverse effect on the financial viability and marketability of our Investment and there can be no assurance that we will have, or be able to effectively enforce, any rights to prevent such action. In addition, we may not be able to anticipate and/or insure against any such losses of property and ultimately may not receive adequate or timely compensation for the cost of our Investment and any improvements or other costs relating thereto.
Force Majeure Risk
. We and our Portfolio Entities may be affected by force majeure events (i.e., subject to applicable laws, events beyond the control of the party claiming that the event has occurred, including without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concerns, war, regional armed conflict, terrorism, nationalization of industry and labor strikes). Disease outbreaks have occurred in certain countries in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which we target investments, could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which we invest. Force majeure events could adversely affect our ability, or the ability of a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in process development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a Portfolio Entity. In addition, the cost to us or our Portfolio Entities of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which we may invest specifically, thereby affecting us and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to us, including if our Investment is cancelled, unwound or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect the performance of our Investments. See also “—Natural Disasters,” “—Epidemics / Pandemics” and “ —Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” herein.
Russian Invasion of Ukraine
. On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this report, the countries remain in active armed conflict. Around the same time, the United States, the UK, the EU, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian oligarchs. The ongoing conflict and the rapidly evolving measures in response have had and could be expected to continue having a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its future impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any Portfolio Entities, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.
Furthermore, if after subscribing to us an investor or any beneficial owner thereof is included on a list of prohibited entities and individuals maintained by a relevant regulatory and/or government entity including the Office of Foreign Assets Control or the United Nations or under similar European Union and/or United Kingdom regulations (as the latter are extended to the Cayman Islands by statutory instrument) or under Cayman Islands law, or is operationally based or domiciled in a country or territory in relation to which current sanctions have been imposed by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the United States, the United Nations, the EU or, the UK and/or the Cayman Islands or is otherwise subject to sanctions imposed by the United Nations, OFAC, the EU, the UK (including as the latter are extended to the Cayman Islands by statutory instrument) or the Cayman Islands (collectively, a “Sanctions Subject”), we may be required to cease any further dealings with the investor’s Interest until such sanctions are lifted or a license is sought under applicable law to continue dealings. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is included on a Sanctions List and is under no obligation to seek a license to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, one of these rules could be violated by the Sponsor’s or our activities or investors, which would adversely affect us. See also “—OFAC and Sanctions Considerations” below.

Insurance
Availability of Insurance Against Certain Catastrophic Losses
. We and Portfolio Entities generally maintain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Sponsor, or, if applicable, Portfolio Entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists or maintenance of such coverage would cause an adverse impact on the related Portfolio Entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events, fires and earthquakes. As a result, not all Investments may be insured against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, we could lose both invested capital in and anticipated profits from the affected Investments.
Capital Requirements and Distributions
Additional Capital Requirements
. Certain of our Portfolio Entities, especially those in a development or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies. For example, some Portfolio Entities are expected to require several rounds of capital infusions and such additional financings may be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from us or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity may have to raise additional capital at a price unfavorable to the existing investors, including us, or may suffer material adverse consequences if it fails to obtain the capital. In addition, we may make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such Portfolio Entity’s performance does not meet expectations. There can be no assurance that we or any Portfolio Entity will be able to predict accurately the future capital requirements or that additional funds will be available from any source when needed.
Adequacy of Reserves; Participation in
Follow-On
Investments
. As is customary in the industry, we may establish holdbacks or reserves, including for estimated accrued expenses, Management Fees, servicing fees, Administration Fees, pending or anticipated liabilities, Investments, claims and contingencies relating to us. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to Unitholders. If our reserves are inadequate and other cash is unavailable, we may be unable to take advantage of attractive investment opportunities or protect its existing Investments. In these circumstances the Sponsor may allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities could result in us being subject to dilution and may give rise to other significant risks and conflicts of interest. We (and/or one or more Other Blackstone Accounts, including committed and other co-investment
funds) may similarly not participate in a
follow-on
opportunity (and therefore our interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with any investment limitations in the organizational documents (or the governing agreement of such Other Blackstone Account, including where one or more investors have consent rights over participating in follow-

on opportunities), even if the original investment did. We may, to the contrary, be obligated to bear a larger share of any follow-on
opportunity, where
co-investment
vehicles (or Other Blackstone Accounts) ultimately do not participate in such follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such vehicles or where such co-investment
vehicles have insufficient capital available to invest in such follow-on
opportunity, in each case, as determined in good faith by their respective general partners or investment managers). There can be no assurance that we will not be adversely affected by such allocations. Further, the allocation of investment opportunities among us and Other Blackstone Accounts may depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive. For example, if the reserves of any Other Blackstone Accounts that participated alongside us in an Investment are inadequate and unpaid capital commitments or other cash is unavailable, such Other Blackstone Accounts may be unable to participate in follow-on
investments related thereto, and we may participate to a greater extent than it would have otherwise. For example, certain committed and other co-investment
funds may not participate in
follow-on
investments without an agreement by the relevant investors to increase their capital commitments thereto, which would be made in their discretion.
Deployment of Capital
. In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Units in this offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash or liquid Investments pending deployment into other Investments outside our core strategy, which cash holdings may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of Unitholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the Management Fee and Administration Fee.
In the event we are unable to find suitable investments, such cash or liquid investments may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for Unitholders’ investment in us to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to Unitholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into Investments will generate significant interest, and Unitholders should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of Units or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Sourcing and Payment of Distributions
. We have not established a minimum distribution payment level, and our ability to make distributions to our Unitholders may be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, we have a limited track record and may not generate sufficient income to make distributions to our Unitholders. Our General Partner will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to its Unitholders are:

•	our inability to invest the proceeds from sales of our Units on a timely basis,
•	our inability to realize attractive risk-adjusted returns on our Investments,
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings, and
•	defaults in our investment portfolio or decreases in the value of our Investments.

As a result, we may not be able to make distributions to our Unitholders at any time in the future, and the level of any distributions we do make to Unitholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may not generate sufficient cash flow from operations to fully fund distributions to Unitholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our Units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee and/or Administration Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly we invest the proceeds from this and any future offering and the performance of our Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in us having less funds available to acquire Investments. As a result, the return a Unitholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a Unitholder’s interest in us on a percentage basis and may impact the value of its investment especially if we sell these securities at prices less than the price such Unitholder paid for its Units. We may be required to continue to fund our regular distributions from a combination of some of these sources if our Investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the General Partner) with our Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase Units from the Investment Manager or the General Partner shortly after issuing such units or Units as compensation. The payment of expenses with our Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Investment Manager and General Partner are under no obligation to receive future fees or distributions in our Units and may elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or General Partner
. The Investment Manager or the General Partner may choose to receive our Units in lieu of certain fees or distributions. Repurchases of our Units (a) from the Investment Manager paid to the Investment Manager as Management Fee/or Administration Fee and (b) from the General Partner distributed to the General Partner with respect to its Performance Participation Allocation are each subject to the quarterly volume limitations of the Repurchase Program and the Early Repurchase Deduction.
Electronic Delivery of Certain Documents
. Pursuant to the Partnership Agreement, each Unitholder will consent to electronic delivery (including email or posting on our intranet website or other internet service in accordance with the Partnership Agreement) of (a) any notices or communications required or contemplated to be delivered to the Unitholder by the Sponsor, pursuant to applicable law or regulation (including, without limitation, the Exchange Act, the U.S. Investment Company Act of 1940, as amended (the “1940 Act”) and the U.S. Gramm-Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (b) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Unitholders under the Partnership Agreement or under any other agreement that may be applicable to a Unitholder’s investment in us. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the Sponsor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet based system.
Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor and/or we, as well as our Portfolio Entities, may become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigations and/or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, and/or us and/or such Portfolio Entity (as applicable). Any such litigation, investigation or proceeding could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by us and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor may disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time-consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
. Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, insurance-related, environmental, social, governance, real property and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and, in some circumstances, third-party diligence investigations or the due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover all risks. As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in an Investment being successful. There can be no assurance that attempts to provide downside protection with respect to an Investment, including pursuant to risk management procedures described in this report, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us. In particular, there can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during its efforts to monitor an Investment on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. In the event of fraud by any Portfolio Entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Entities or us and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.
Misconduct by Sponsor Employees and Fund Service Providers
. Misconduct by employees of the Sponsor and/or service providers to us and/or their respective affiliates could cause significant losses to us. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public
information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.
Reliance on Portfolio Entity Management and Third Parties
. The
day-to-day
operations of each Portfolio Entity will be the responsibility of the Portfolio Entity’s management team. Although the Sponsor will be responsible for monitoring the performance of our Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations, and the Sponsor may have limited protections and governance rights in this regard, particularly where we are making a minority or non-equity
investment. Moreover, a Portfolio Entity can lose employees (including to the Sponsor and/or Blackstone), as notwithstanding general unemployment levels or developments within a particular industry, the market for high-performing executive talent is competitive. In connection with attracting and retaining strong management teams (including as a result of the foregoing), Portfolio Entities may enter into customized arrangements with one or more members of their management teams, including low-
or
zero-interest
loans, unconventional incentive compensation or compensation in-kind.
We may, in appropriate circumstances, fund the capital necessary for such arrangements or separately enter into such arrangements directly with management team members. There can be no assurance that a Portfolio Entity will be able to attract, develop, integrate and retain suitable management team members over the life of our Fund and, as a result, we and such Portfolio Entity may be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or the ongoing operation of our Fund and our Portfolio Entities to varying degrees. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries, and other service providers) of our Fund or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to us than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio

Entity, may be outsourced to a third-party or affiliated service provider whose fees and expenses will be borne by us or such Portfolio Entity and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. See “—Portfolio Entity Relationships Generally” herein.
Risks in Effecting Operating Improvements
. In some cases, the success of our investment strategy will depend, in part, on our ability to restructure and effect improvements in the operations of a Portfolio Entity. The activity of identifying and implementing restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. For example, cooperation of employees, consultants and other stakeholders required to make improvements could be difficult to obtain, or those employees, consultants and stakeholders may not be effective at making change. Furthermore, technology that the Sponsor expects to aid improvements may not be as effective or easily implemented as anticipated. For these and other reasons, there can be no assurance that we will be able to successfully identify and implement restructuring programs and improvements.
Outsourcing.
The Sponsor is expected to outsource to third parties several of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, investment diligence (including sourcing), modeling, sustainability services, and ongoing monitoring, tax or other related services) that can be or historically have been performed in-house
by the Sponsor and its personnel. For example, third parties may assist the Sponsor in preparing internal templates, memos, and similar materials in connection with the Sponsor’s analysis of investment opportunities. The fees, costs and expenses of such third-party service providers will be borne by us as fund expenses, even if the Sponsor would have borne such amounts if such services had been performed in-house
(which, for the avoidance of doubt, would be in addition to any fees borne by us as fund expenses for similar services performed by the Sponsor in-house
in lieu of or alongside (and/or to supplement or monitor) such third parties, subject to the terms of the Partnership Agreement). From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and in certain cases the cost of the Sponsor’s services are reimbursable under the Partnership Agreement. In such cases, the fees, costs and expenses associated with the provision of such services will be borne by us instead of the Sponsor, thereby increasing our expenses borne directly or indirectly by the Unitholders. Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may, subject to the terms of the Partnership Agreement, also be provided by Blackstone’s in-house
personnel at our expense.
The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Blackstone) may spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related email addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Management Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to us. In general, the involvement of third-party service providers may present a number of risks due to the Sponsor’s reduced control over the functions that are outsourced. In some cases, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us and/or our Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Sponsor’s control over the outsourced functions, and the Sponsor would lack direct oversight over the party to whom the responsibilities are delegated.

A third-party service provider could face conflicts of interest in carrying out its responsibilities relating to us and/or our Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Sponsor as compared to its other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance our interests and often have no fiduciary obligation to act in the best interest of the Sponsor or us. The Sponsor has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegate will not perform the outsourced function with the same degree of skill, competence and efficiency as Blackstone would in the absence of an outsourcing arrangement). We could suffer adverse consequences from actions, errors or failures to act by such third parties or their designees, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house
services may not occur uniformly for all Blackstone managed vehicles and accounts and, the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs could be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) Other Blackstone Accounts for similar services.
The Sponsor may similarly determine to outsource certain services to our Portfolio Entities and/or Other Blackstone Accounts. The risks and conflicts described above would similarly apply in such circumstances.
Expedited Transactions
. Investment analyses and decisions by the Sponsor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sponsor at the time of making an investment decision may be limited, and the Sponsor may not have access to detailed information regarding investments. In addition, the Sponsor may rely on independent consultants or attorneys in connection with the evaluation of proposed investments. There can be no assurance that these consultants will accurately evaluate such investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and we may make Investments which we would not have made if more extensive due diligence had been undertaken.
Portfolio Entity Liabilities
. Liabilities of Portfolio Entities, including those related to activities that occurred prior to our investment therein, could have an adverse impact on us. For example, the European Commission held a fund liable as a result of a former portfolio entity that engaged in anticompetitive cartel activities on the basis that such fund had exercised decisive influence over the former portfolio entity. This precedent illustrates the risk that even if private equity funds are only involved in the high level strategy and commercial policy of their portfolio companies, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. We could, as a result, become liable for certain classes of claims against our Portfolio Entities. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, environmental, consumer protection and pension/labor law matters and liabilities) against us due to our common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if our Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including our Portfolio Entities.

Risks from Operations of Other Portfolio Entities
. We expect to make, and Other Blackstone Accounts have made and will continue to make, investments in Portfolio Entities that have operations and assets in many jurisdictions around the world. It is possible that the activities of one Portfolio Entity may have adverse consequences on one or more other Portfolio Entities (including our Portfolio Entities), even in cases where the Portfolio Entities are held by Other Blackstone Accounts and have no other connection to each other. For example, a violation of a rule by a Portfolio Entity of an Other Blackstone Account could prevent us or one of our Portfolio Entities from obtaining a permit, or have other adverse consequences.
Charitable Contributions and Political Activities
. To the extent permitted by applicable law, the Sponsor may, from time to time, require, cause or invite us and/or a Portfolio Entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit
organizations that the Sponsor believes could, directly or indirectly, enhance the value of our Investments, assist in completing an acquisition of a Portfolio Entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, us or our Portfolio Entities. Such contributions could be designed to benefit employees of a Portfolio Entity, the community in which a Portfolio Entity operates or a charitable cause essential to, or consistent with, the business purpose of a Portfolio Entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, portfolio entity management teams, advisors, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, us, Other Blackstone Accounts or the Portfolio Entities. These relationships could influence the Sponsor’s decision whether to require, cause or invite us or Portfolio Entities to make charitable contributions. Further, from time to time, such charitable contributions by us or the Portfolio Entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Sponsor may, from time to time, select a service provider or other counterparty to us or our Investments based, in part, on the charitable initiatives of such person where the Sponsor believes such charitable initiatives could, directly or indirectly, enhance the value of our Investments or otherwise be beneficial to the Portfolio Entities.
To the fullest extent permitted by applicable law, a Portfolio Entity and/or, less commonly, we on behalf of a Portfolio Entity may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or
non-U.S.
jurisdictions with the intent of furthering our business interests or otherwise. Portfolio Entities are not considered affiliates of the Sponsor (and in some cases are not controlled by the Sponsor), and therefore such activities are not subject to relevant policies of the Sponsor and such activities may be undertaken by a Portfolio Entity without the knowledge or direction of the Sponsor. In other circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of one or more Portfolio Entities. In certain circumstances, interests of a Portfolio Entity may not align with or be adverse to the interests of other Portfolio Entities, ourselves, Other Blackstone Accounts or the Unitholders. While the costs of such activities will typically be borne by the Portfolio Entity (and indirectly us) undertaking such activities, such activities could also directly or indirectly benefit other Portfolio Entities, other investments, Other Blackstone Accounts and/or Blackstone. There can be no assurance that any such activities will be successful in advancing the interests of a Portfolio Entity or ourselves.
Any such charitable contributions or political contributions made by us or the Portfolio Entities, if material, could affect our performance in respect of the relevant Investment and will not offset management fees payable by us. There can be no assurance that any such activities will actually be beneficial to or enhance our value or the value of the Portfolio Entities, or that the Sponsor will be able to resolve any associated conflict of interest in our favor.

Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
. The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for the Investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, volatility of the global debt markets becomes extreme, interest rates rise, and investor demand for high-yield debt and senior bank debt declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance new infrastructure investments and could lead to a deterioration of available terms, which is likely to affect us both in purchasing as well as selling. Our ability to generate attractive investment returns for its Unitholders will be adversely affected to the extent we are unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict our ability to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on our business and operations.
Bridge Financings
. From time to time, we may lend to one or more of our Portfolio Entities an unsecured basis (which may initially be intended on a short-term, unsecured basis but may become a long-term basis as more fully described below) or otherwise invest in a Portfolio Entity in anticipation of a future issuance of equity, long-term debt securities, or other refinancing, syndication or liquidity event. It can be expected that we will make loans to Portfolio Entities where such Portfolio Entity requires an infusion of cash for various reasons, including, but not limited to, capital expenditures. In some situations, we expect, directly or indirectly, to make a short-term loan or otherwise invest on an interim basis in a Portfolio Entity. While any such short-term loans (or bridge financings) could be converted into a more permanent, long-term security, it is entirely possible, for reasons not always in our control, that the issuance of long-term securities or other refinancing or syndication may not occur and such short-term loans (or bridge financings) may remain outstanding for long periods of time. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position that we have taken.
Credit Support
. We may be required to make contingent funding commitments or guarantees to our Portfolio Entities or other vehicles or entities in or alongside which we invest and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, letter of credit, equity commitment or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to us, which could adversely impact our results.
Leverage
. We intend to utilize leverage to finance the operations of ourselves and our Portfolio Entities. The use of leverage involves a high degree of financial risk and will increase our exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investments. Although borrowings by us, and our subsidiaries and Portfolio Entities have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on Investments are less than our cost of funds. This leverage may also subject our Investments to restrictive financial and operating covenants, which may limit flexibility in responding to changing business and economic conditions. For example, leveraged entities may be subject to restrictions on making interest payments and other distributions. Leverage at a Portfolio Entity may impair a Portfolio Entities’ ability to finance its future operations and capital needs. Moreover, any rise in interest rates may significantly increase a Portfolio Entity’s interest expense, causing losses and/or the inability to service its debt obligations. If a Portfolio Entity cannot generate adequate cash flow to meet debt obligations, we may suffer a partial or total loss of capital invested in the Portfolio Entity. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of an Investment.

The Sponsor may also obtain leverage at our level. We expect to incur indebtedness and enter into guarantees and other credit support arrangements, or incur any other obligations in connection with our investment activities, for any proper purpose, including, without limitation, to fund Investments, cover fund expenses, Organizational and Offering Expenses and Management Fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, provide funds for distributions to Unitholders, and to fund repurchases. The General Partner could be incentivized to borrow (whether from a net asset value credit facility of our Fund or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase our leverage without any corresponding acquisition of assets. Borrowings and guarantees by us may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any parallel entities,
co-investment
vehicles, Other Blackstone Accounts (including for the avoidance of doubt other vehicles in the BXINFRA Fund Program), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror our obligations (e.g., we may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among us and such other vehicles or funds pro-rata
(and therefore indirectly to the Unitholders
pro-rata)
based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to us. Furthermore, in the case of indebtedness on a joint and several or cross-collateralized basis, we could be required to contribute amounts in excess of its pro-rata
share of the indebtedness, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro-rata
share of such indebtedness. We could lose our interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of ours and such other vehicles. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with our assets that are in default. Our obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to us and/or Other Blackstone Accounts, and such preliminary allocations may be subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. Although the Sponsor will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.
By executing a subscription document with respect to our Fund, Unitholders will be deemed to have acknowledged and consented to the Sponsor causing us to enter into one or more credit facilities or other similar fund-level borrowing arrangements.
The aggregate amount of our borrowings are subject to certain limits (as more fully set forth in “—Item 1. Business — Leverage”). These limits do not include leverage on Investments (including Investments in or alongside Other Blackstone Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to guarantees of indebtedness, even though we may be obligated to fully fund such guarantees, “bad boy” guarantees or other related liabilities that are not indebtedness for borrowed money. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose us to financial risks.
The Sponsor or its affiliates may organize portfolio vehicles or other subsidiary entities (“Bond Financing Entities”) for the purpose of providing us with access to the unsecured bond market in Europe. If an investment held by any Bond Financing Entity organized in connection with a bond financing program for us were to be unable to service or repay its pro-rata
share of such bond financing, we could be required to fund the shortfall. In addition, such bond financing may be on a joint and several basis (which may be on an investment-by-investment
or portfolio wide basis) with
co-investment
vehicles or Other Blackstone Accounts, and, as such, there is a risk that we could be required to contribute amounts in excess of our pro-rata
share of such financing, including additional capital (a) to make up for any shortfall if the co-investment
vehicles or Other Blackstone Accounts are unable to

service or repay their
pro-rata
share of such financing or (b) to reimburse such
co-investment
vehicles or Other Blackstone Accounts for proceeds that would have been distributed to such investors but instead are used to service or repay such Bond Financing Entity financing relating to investments in which such entities do not participate.
Tax-exempt
investors should note that the use of leverage by the Fund may create “unrelated business taxable income” (“UBTI”).
We are party to an uncommitted Line of Credit with a subsidiary of Blackstone
.
We have entered into an uncommitted line of credit with a subsidiary of Blackstone, pursuant to which BXINFRA up to $300.0 million at an interest rate equal to Secured Overnight Financing Rate (“SOFR”) plus 3.50%. There is no assurance that we will be able to obtain leverage from a third-party lender. Because this line of credit is with an affiliate of Blackstone, Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.
Securitizations; Back Leverage; Holding Vehicles.
To finance investments or otherwise manage our capital needs, we may securitize or otherwise restructure or repackage some or all of our Investments and/or other assets on an individual or cross-collateralized basis with other Investments and/or assets held by us and/or Other Blackstone Accounts and the Sponsor may otherwise structure or package some or all Investments and/or assets held by Other Blackstone Accounts in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. This would typically involve us creating one or more investment or holding vehicles, contributing assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness or engaging in such transactions with existing holding or other investment vehicles. To the extent such arrangements are entered into by any such vehicle or entity (and not ourselves), such arrangements will not be subject to the limits on borrowing or other indebtedness (or any limits on issuing additional interests) by us that are set forth in this report. In connection with the foregoing, distributions from one Investment may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities) or other obligations.
If we were to utilize one or more of such investment vehicles for any such purpose, the Unitholders would be exposed to risks associated with our interest in such Investments and/or other assets. For example, in the event that the value of such investment were to meaningfully deteriorate, there could be a margin call on our facility, in response to the decrease in the collateral value. A decline in the value of such investment could also result in increased costs of borrowing for us as a whole. Unitholders may also have an interest in certain investments that is disproportionate to their exposure to leverage through cross-collateralization on other investments. Similar circumstances could arise in a situation where we and a co-invest
vehicle participate in borrowings that experience a margin call, and the co-invest
vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by us and/or Other Blackstone Accounts. In addition, if we are excused or excluded from or otherwise do not participate in an investment, through cross-collateralization, we may nevertheless be indirectly exposed to risks associated with leverage on investments made by Other Blackstone Accounts in which we are not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case the Unitholders may receive such proceeds later than they otherwise would have, in a reduced amount, or not at all. The Unitholders and/or we could also have an interest in certain Investments that is disproportionate to their/our exposure to leverage through cross-collateralization on other Investments. In addition, we would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable us to make distributions to Unitholders. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle could take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there could be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and/or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of our interest in any applicable investment and/or distributions therefrom.
We expect that the terms of the financing that any investment vehicles enter into will generally provide that the principal amount of assets must exceed the principal balance or market value of the related debt/preferred equity by a certain amount, commonly referred to as “over-collateralization.” We anticipate that the financing terms could provide that, if certain delinquencies and/or losses exceed specified levels, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Failure to obtain favorable terms with regard to over-collateralization could materially and adversely affect our liquidity. If assets held by such investment vehicles fail to perform as anticipated, their over-collateralization or other credit enhancement expenses may increase, resulting in a reduction in income and cash flow to us from these investment vehicles.
In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer, declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, may force an investment vehicle to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to the Unitholders, or in certain cases a margin call or mandatory prepayment may be triggered by such perceived decrease in value which may require a large amount of funding on short notice.
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the Leverage Limit as described above and set forth in the Partnership Agreement. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements, or may be required to sell assets at such reduced values.
The equity interests that we will hold in such an investment vehicle will not be secured by the assets of the investment vehicle, and we will rank behind all known or unknown creditors and other stakeholders, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by us as owner of common equity interests.
Preferred Financing; Margin Loans
. In addition to secured financing arrangements, we could employ preferred financing arrangements or margin loans with respect to some or all of our Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by us and will not be treated as borrowings incurred by us for purposes of determining our compliance with the Leverage Limit as described above and set forth in the Partnership Agreement. These arrangements could result in us receiving a lower overall return of distributions than we would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third party financing provider, or where the proceeds of the financing are reinvested in

Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, we will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Furthermore, to the extent a margin loan is entered into on behalf of both us and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, we and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment
vehicles frequently have limited or no remaining unpaid capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, we are expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on
investments, and our exposure to further decreases in value of the related investment may be higher as a result. Similar risks and potential adverse results will be present where we co-invest
alongside Other Blackstone Accounts and the relevant Portfolio Entity requires additional capital, and such Other Blackstone Accounts have insufficient capital to participate in a follow-on
investment, or an option on whether to participate.
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent not recourse to us for purposes of determining our compliance with the limitations on leverage set forth in this report. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements.
We may be subject to margin calls in connection with our derivative transactions that are subject to variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and the fact that the margin models might be changed at any time could subject us to an unexpected increase in collateral obligations to clearinghouses during a volatile market environment, which could have a detrimental effect on us. Clearinghouses may also limit collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require us to borrow eligible securities from a dealer to meet margin calls and would raise our costs of cleared trades.
“Bad Boy” Guarantees.
Generally, infrastructure project financings are structured as non-recourse
to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily require that a creditworthy party enter into so-called
“non-recourse
carveout” or “bad boy” guarantees to protect the lender against intentional acts of bad faith by the borrower in violation of the loan documents. We, or a creditworthy subsidiary, generally provides these guarantees with respect to our and/or our Portfolio Entities financings, and may even provide these guarantees with respect to financings of Parallel Funds, alternative investment vehicles, co-investment
vehicles, Other Blackstone Accounts or joint venture partners associated with the Investments. These guarantees typically provide that the lender can recover losses from the guarantor for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, the guarantees typically provide that the loan will become a full recourse obligation of the guarantor upon occurrence of certain events, such as a prohibited transfer of collateral, change of control or voluntary bankruptcy of the borrower. We may in certain circumstances, but will not always, receive an indemnity or a fee or other consideration for providing guarantees for the benefit of a Parallel Fund, co-investment
vehicle, Other Blackstone Account or joint venture vehicles or partners associated with the Investments. The entity providing the indemnity may not, however, have resources to pay on a claim at the time asserted. Also, “bad boy” guarantees will generally not be included as part of our leverage ratio calculation.

Foreign Currency Exchange and Hedging
Foreign Currency and Exchange Rate Risks
. Our assets generally will utilize in the currency of the jurisdiction where the Portfolio Entity has its principal place of business is located. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in such Investment is located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations in such jurisdiction, in addition to the performance of the Investment itself. Moreover, we may incur costs when converting one currency into another. The value of an Investment may fall substantially as a result of fluctuations in the currency of the country in which the Investment is made as against the value of the U.S. dollar. The Sponsor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged.
In addition, Parallel Funds may issue classes of units in currencies other than the U.S. dollar. BXINFRA may attempt to reduce or minimize the effect of fluctuations in the exchange rate between the U.S. dollar and the currency of denomination of currency hedged classes of shares on the value of the currency hedged classes of units. Accordingly, while gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to such hedged classes only, BXINFRA, as a whole (including the non-hedged
classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units and the BXINFRA Aggregator may also be liable for similar obligations in connection with currency hedges with respect to BXINFRA or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by BXINFRA or the BXINFRA Aggregator (in respect of BXINFRA or a Parallel Fund) and not any specific class. The NAV of each class (including non-hedged
classes) may account for obligations in connection with financing facilities applicable to BXINFRA as a whole which are utilized in connection with the hedging program for specific classes of units denominated in currencies other than the U.S. dollar. Each class of units may differ from each other in their overall performance. It is expected that the extent to which the currency exposures of each hedged class of shares will be hedged may from time to time be less than or more than 100% of the NAV attributable to the relevant class, whereupon BXINFRA will keep the situation under review. Over-hedged or under-hedged positions undertaken in connection with hedged classes of units may arise based on the BX Managers decision or due to factors outside the control of BXINFRA or the BX Managers. There is no guarantee that any foreign exchange hedging for currency hedged classes of units will achieve the objective of reducing the effect of exchange rate fluctuations. Unitholders of a currency hedged class should be aware that the hedging strategy may substantially limit them from benefitting if the class currency falls in value against the reference currency. Parallel Funds may or may not enter into hedging transactions in respect of certain classes, either partially or fully, as is considered appropriate by a BX Manager based on prevailing circumstances at the time, and has no obligation to hedge any class at all. There is no guarantee that any foreign exchange hedging will achieve the objective of reducing the effect of exchange rate fluctuations. Currency fluctuations and the expenses of the hedging program, or hedging transactions otherwise undertaken in respect of
non-U.S.
dollar classes of units, may negatively impact the returns of BXINFRA as a whole (including in both hedged and non-hedged
classes). Each class of units may differ from each other in their overall performance, and certain fees (including, but not limited to, the Management Fee, Performance Participation Allocation and Administration Fee) will be calculated in the reference currency.
Hedging Risks/Derivatives
. While it is not currently anticipated that we will use derivative instruments for long-term hedging or speculative purposes as a material component of its investment strategy, we may utilize a wide variety of derivative financial instruments for risk management purposes. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring

Investments and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses), whether at our level or investment vehicle level, will be borne by us, including costs incurred in connection with deals that failed to be consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk, (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks.
Parallel Funds or individual classes may be denominated in other currencies. BXINFRA may hedge, or enter into hedging transactions in respect of, classes of units which are denominated in any other currency than the reference currency as it is considered appropriate by the Investment Manager based on prevailing circumstances, BXINFRA may or may not hedge certain classes, either partially or fully, and has no obligation to hedge any class at all. In relation to currency hedging undertaken, if any, in the interest of a hedged class, note that various classes of units do not constitute separate portfolios of assets and liabilities. While gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to the hedged classes only, BXINFRA, as a whole (including the non-hedged
classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units and BXINFRA may also be liable for similar obligations in connection with currency hedges with respect to BXINFRA or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by BXINFRA or the BXINFRA Aggregator and not any specific class.
Recently, counterparties to derivative contracts have sought assurances that the special purpose or other vehicle executing the derivative contract have recourse to main fund, which recourse liability can create significant additional risk to us and our other Investments. Derivative contracts entered into by us will also often have cross-default and/or cross-acceleration provisions such that a default under our other facilities would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. We will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion.
Co-investors
are unlikely to receive the benefit of any derivative or hedging activities in which we may engage, even in cases where such activity is primarily related to our exposure to a particular Investment in which such co-investors
participate.
Derivatives; Counterparty Risk
. We or our Investments may engage in derivative or similar transactions. These transactions may involve the purchase and sale of commodities or commodity futures, the use of forward contracts, swap agreements (such as credit default swaps, interest rate swaps or total return swaps), put and call options, floors, collars, bilateral agreements or other arrangements. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of commodities or other underlying assets. We may also seek to utilize derivative instruments to replicate the economics of an otherwise permitted investment in lieu of making such investment directly; such derivative instruments are not included in our Leverage Limit, even though these instruments could increase the risk of loss on Investments. Derivative instruments may trade principally on markets organized outside the U.S. markets for such instruments, may be illiquid, highly-volatile and subject to interruption. Suitable hedging instruments may not continue to be available at reasonable cost. The investment techniques related to derivative instruments are highly specialized and may be considered speculative. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these investment techniques may turn on small changes in exogenous factors not within the control of the Portfolio Entities,

Blackstone or ourselves. Moreover, derivative agreements and contracts entered into by the Portfolio Entities may be subject to the risk that one or more counterparties may experience financial hardship or default on their payment obligations to the Portfolio Entities, which may adversely affect the value and/or effectiveness of such derivative instruments. Concentrations of such derivatives in any one counterparty would subject us or our Portfolio Entities to an additional degree of risk with respect to defaults by such counterparty. For all of the foregoing reasons, the use of derivatives and related techniques can expose us and our Investments to significant risk of loss.
Short Sales
. We may sell securities short. Short selling is the practice of selling securities that are not owned by the seller, generally when the seller anticipates a decline in the price of the securities or for hedging purposes. Selling securities short runs the risk of losing an amount greater than the amount invested. Short selling is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A short sale may result in a sudden and substantial loss if, for example, an acquisition proposal is made for the subject company at a substantial premium over market price. In addition, the supply of securities which can be borrowed fluctuates from time to time. We may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if we are otherwise unable to borrow securities which are necessary to cover our positions.
Diversification
Risk of Limited Number of Investments; Lack of Diversification
. Our Investments may be concentrated at any time in a limited number of sectors, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. Furthermore, although we could make an acquisition with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndication may not be completed, which could result in us holding a larger percentage of our NAV in a single Investment than desired and could result in lower overall returns. In addition, no remedial action will be required if such restriction is exceeded for any reason other than the acquisition of a new Investment (including the exercise of rights attached to an Investment). To the extent we concentrate Investments in a particular issuer, sector, security or geographic region, our Investments will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto.
Legal and Regulatory—Investment
Intermediate Entities
. If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of our Fund or of certain current or prospective Unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause us to hold certain investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees, Administration Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of our Fund or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
Documentation and Legal Risks
. We, our Portfolio Entities and the Investments are governed by a complex series of legal documents and contracts. The intent of the legal documents and contracts might not be clear, and even clear drafting can be misconstrued by counterparties and judges. A dispute over interpretation of any of these documents or contracts could arise, which may result in unenforceability of the contract or other outcome that is adverse to us.
Permits, Approvals and Licenses
. Blackstone currently maintains, and in the future may maintain, various registrations and/or licenses in certain
non-U.S.
jurisdictions in which it operates. Such licenses and registrations subject Blackstone to certain various information and other requirements. Blackstone’s failure to obtain or maintain such licenses could have adverse consequences on Blackstone and its ability to operate in such
non-U.S.
jurisdictions. A license, approval or permit may be required or advisable to acquire certain Investments (including making an additional Investment(s) in an existing Investment) and their direct or indirect holding companies, or registration may be required or advisable before an acquisition can be completed. Examples of permits, approvals and licenses necessary or advisable to make an Investment (including additional Investment(s) in an existing Investment) include antitrust approvals, environmental licenses, foreign investment approvals and registrations, and other similar matters. We may require some or all of these licenses, approvals and permits to acquire an asset, which may result in significant costs and expenses, and counterparties may also require some or all of these licenses, approvals and permits to acquire assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell assets and the ability to proceed with an identified investment.
Certain Investments can involve regulated activities. Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, our Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various EU, national, U.S. federal, state, local or
non-U.S.
licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of regulated business practices. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Furthermore, the Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that the Portfolio Entities will satisfy those requirements or that Blackstone and its personnel will provide any information required of them. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the Unitholders and/or Blackstone and its personnel, which Blackstone may be unwilling or unable to provide (in which case the Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, we may be required to provide certain information about the Unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for us and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain state licenses. We may require some or all of these licenses, approvals and permits to acquire an Investment or asset (which may result in significant costs and expenses), and counterparties may also require some or all of these licenses, approvals and permits to acquire Investments or assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell Investments or assets, and our ability to proceed with an identified investment.
Antitrust Risk
. We and our Portfolio Entities will be subject to antitrust and competition rules that apply in the U.S., the UK, the EU and the countries or regions where we/they do business. Failure to comply with those rules could result in sanctions, fines or penalties, including civil damage actions, or delays in consummating our Investments. In certain instances, a failure to comply could also result in an inability to consummate an Investment, restricting additional investment(s) in existing Investments and/or requiring divestment of certain assets. This could also negatively affect the Sponsor’s brand and reputation and could require the Sponsor’s management to devote time to compliance with such rules and resolution of such outcomes, which would reduce the time spent on our other activities. In some cases, private equity sponsors could be held jointly and severally liable for any sanctions or penalties imposed on current or former portfolio companies for breach of antitrust rules or regulations. This has become particularly true in Europe. Also, there have been governmental investigations and lawsuits alleging that certain club deals or consortium bids constituted an illegal attempt to collude and drive down the price on acquisitions. There can be no assurances that we, the General Partner, the Investment Manager or the Portfolio Entities will not be subject to litigation or investigations involving consortium bids or allegations of other anticompetitive activity, or the resulting negative impacts described above.
Liabilities on Disposition of Investments
. In connection with the disposition of an Investment, we may be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, property conditions, regulatory matters, tax liabilities, insurance coverage and litigation. We also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities. Buyers of our assets may sue us under various theories, including breach of contract and tort, for losses they suffer, including from problems not uncovered in due diligence. We may book contingent liabilities on our financial statements, or create cash reserves, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made or not made.
Legal and Regulatory—General
Legal, Tax and Regulatory Risks
. Our ability to achieve our investment objectives, as well as our ability to conduct our operations, is based on laws and regulations that are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct our operations. The effects of regulatory changes could also be indirect.
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds have the potential to adversely affect the value of investments held by us and our ability to effectively employ our investment and trading strategies. Increased scrutiny and newly proposed legislation applicable to private investment funds and their sponsors could also impose significant administrative burdens on the Sponsor and may divert time and attention from portfolio management activities. In addition, we will be required to register under certain additional foreign laws and regulations, and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on us could be substantial and adverse. For example, from time to time the market for infrastructure transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC and other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of the evolving regulatory environments may significantly increase the cost of managing us and providing effective compliance oversight and any such costs and expenses will be borne directly by us as fund expenses.
The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business in unpredictable ways. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us and/or our Portfolio Entities include, but are not limited to, regulatory measures for the

U.S. financial services industry, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code (including added scrutiny of management fee and carried interest waivers), public company reporting requirements and antitrust enforcement. Any such changes, as well as any uncertainty concerning future legislation, could significantly impact us, our Investments and our ability to achieve our investment objectives.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. None of the General Partner, us or their/our respective affiliates can predict the ultimate impact of the foregoing on us, our business and investments, or the infrastructure industry generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral of government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, development and investment in the territories and countries or types of investments in which we may invest, and any negative sentiments towards the United States as a result of such changes, could adversely affect the performance of our Investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within the U.S. and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and our Investments.
Emerging Growth Company
. We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (1) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (2) in which we have total annual gross revenue of at least $1.235 billion, or (3) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates
exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Once we are no longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will continue to be deemed to be a
“non-accelerated
filer” under the Exchange Act, and as a
non-accelerated
filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

OFAC and Sanctions Considerations
. Economic sanction laws in the United States and other jurisdictions prohibit Blackstone, Blackstone’s professionals and us from transacting in certain countries and with certain individuals and companies or engaging in certain activities. These sanctions, including sanctions imposed on Russia, Belarus and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the United States, OFAC administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders, specially designated global terrorists and narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. Accordingly, we require investors to represent that they are not named on a list of prohibited entities and individuals maintained by the United Nations, OFAC or under similar EU, Luxembourg, UK and/or Cayman Islands laws or regulations, and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United States, United Nations, the EU, Luxembourg, the UK and/or the Cayman Islands (collectively “Sanctions Lists”). If an investor is on a Sanctions List or otherwise becomes subject to sanctions, we may be required to cease any further dealings with the investor’s interest in us or freeze any dealings with the interests or accounts of the investors (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets held by the investor in us, until such sanctions are lifted or a license is sought under applicable law to continue dealings. We may further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. Accordingly, these types of sanctions laws may prohibit or limit our investment activities or raise compliance risks. For the avoidance of doubt, the Sponsor has the sole discretion to determine the resolution, remedy and manner of our compliance with applicable laws if an investor is included on a Sanctions List or becomes subject to sanctions and is under no obligation to seek a license or any other relief to continue dealing with such investor. Adverse actions by any relevant regulatory authority, including temporary or permanent stays or holds on our activities, could adversely affect us. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, the violation of any such rules by the activities of the Sponsor, us, our investors, or the Portfolio Entities could adversely affect us.
Absence of Oversight Under the 1940 Act
. Notwithstanding that the Investment Manager is registered as an investment adviser under Advisers Act and we may be considered similar in some ways to an investment company, we are not required and do not intend to register as such under the 1940 Act and, accordingly, the Unitholders are not afforded the protections of the 1940 Act (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates and regulate the relationship between the advisor and the investment company).
Derivatives; Registration under the U.S. Commodity Exchange Act
. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Registration of the Sponsor with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exclusion or exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Sustainability Risks.
The Sustainable Finance Disclosure Regulation (“SFDR”) defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties, such as service providers to our Fund Program or Portfolio Entity counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), our Fund Program, Portfolio Entities of our Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of our Fund Program and our investments. The investments underlying our Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
Cayman Islands Regulatory Oversight
. Certain investment vehicles related to us and formed and registered in the Cayman Islands will be required to register and be regulated as a private fund under the Private Funds Act (As Revised) (the “Private Funds Act”) of the Cayman Islands. Once registered, the Cayman Islands Monetary Authority (the “Authority”) will have supervisory and enforcement powers to ensure any such vehicle’s compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they become due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include the power to require the substitution of the general partner of such vehicle, to appoint a person to advise such vehicle on the proper conduct of its affairs or to appoint a person to assume control of the affairs of such vehicle. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.
Financial Industry Regulation
. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Basel III as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or ourselves, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the private investment fund industry. On July 21, 2010, then-President Obama signed into law the Dodd-Frank Act. A key feature of the Dodd-Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd-Frank Act defines a “nonbank financial company” as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the “FSOC”), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that its material financial distress or the riskiness of its activities could pose a threat to the U.S. financial system. The Dodd-Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly-leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.
The Dodd-Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with certain private equity funds and hedge funds and other provisions that affect the private equity industry, either directly or indirectly. Included in the Dodd-Frank Act is the so-called
“Volcker Rule” (as amended by the Reform Act, as defined below, and together with its implementing regulations) which generally prohibits any “banking entity” (generally defined as any insured depository institution, subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities, any company that controls such an institution, a
non-U.S.
bank that is treated as a bank holding company for purposes of U.S. banking law, and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in a private equity fund or hedge fund that is not subject to the provisions of the 1940 Act in reliance upon either Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, subject to certain exceptions. Our prospective investors that are banking entities should consult their bank regulatory counsel prior to making an investment.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Potential investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or ourselves or Blackstone, specifically. For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act, together with implementing regulations adopted by U.S. federal regulatory agencies in July 2019, amends various sections of the Dodd-Frank Act, including by modifying the so-called
“Volcker Rule” to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets or significant trading assets and liabilities. Also in 2019, such U.S. federal regulatory agencies adopted certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences of the Reform Act and these regulatory developments on us and our activities remain uncertain. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on, or otherwise impede, our or Blackstone’s activities.
Financial services regulation, including regulations applicable to us, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or congressional leadership. Although we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us.
While the Investment Manager is currently registered under the Advisers Act, the enactment of these reforms and/or other similar legislation could nonetheless have an adverse effect on the private investment funds industry generally and on Blackstone and/or ourselves specifically, and may impede our ability to effectively achieve our investment objectives.
As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including SFDR and CFTC). In light of the heightened regulatory environment in which we and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and our affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report detailed information about our assets, investments, performance, and liabilities, and about other accounts and investment funds it advises, as well as aggregated information about the investors in such vehicles, and because we will be required to bear our share of expenses relating to compliance-related matters and regulatory filings, we will bear the pro-rata
costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of our Fund. Additionally, we have engaged and may in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions under our supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to private investment funds generally or ourselves and the Sponsor in particular may result in increased expenses associated with our activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for Unitholders and have a material adverse effect on our ability to effectively achieve our investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a Unitholder to withdraw from us. As a related matter, Blackstone may be required to provide certain information regarding some of the investors in us to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA. In addition, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private investment firms on a variety of matters of interest to organized labor. In addition, as private fund firms and other alternative asset managers become more influential participants in the U.S. and global financial markets and economy generally, the private fund industry has recently been subject to criticism by some politicians, regulators and market commentators. The recent negative perception of the private investment fund industry in certain countries could make it harder for funds sponsored by private investment firms, such as us, to successfully bid for and complete investments. In addition, as a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “core” or “core plus” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are disclosed in (a) Blackstone’s public filings (including, without limitation, its current, periodic and annual reports on Forms
8-K,
10-Q
and
10-K)
and filings of the Sponsor on Form ADV, which may be accessed through the website of the SEC (www.sec.gov), and (b) materials made available through Blackstone’s investor data site. Any such disclosures in Blackstone’s or the Sponsor’s public filings or which are otherwise made available to Unitholders, including by way of posting to Blackstone’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. Blackstone is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Blackstone or its personnel. Moreover, the SEC has specifically focused on the alternative investment industry. The SEC’s list of examination priorities includes, among other things, alternative investment firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities and other conflicts of interest. For example, Blackstone reviewed its policies in the area of the widespread practice of receiving fees from Portfolio Entities upon termination of monitoring fee agreements in June 2014, and voluntarily modified its monitoring fee practices in ways that are beneficial to its private equity investors, including eliminating any such payments beyond the year of sale for full dispositions and limiting payments following IPOs. Blackstone is regularly subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Blackstone routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against Blackstone or its personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of sanctions could harm Blackstone and ourselves.
Regulation with Respect to Private Funds and Investment Advisers
. The Investment Advisor is subject to regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ accuracy of calculations of fees and allocation of expenses (both fund-level and investment-level), their marketing and valuation practices, custody practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with their disclosures, handling of material non-public
information and insider trading, use of affiliated service providers, adviser-led
restructurings, sustainability investing, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
Recent SEC rulemakings and any current or future proposed rulemakings or rule amendments by the SEC (e.g., proposed rulemakings with respect to safeguarding client assets, cybersecurity, outsourcing, predictive data analytics and sustainability), to the extent adopted, without mediation, would be expected to result in material alterations to how Blackstone and the Sponsor operates its business and/or BXINFRA, as well as the Sponsor’s implementation of BXINFRA’s investment strategy, to significantly increase compliance burdens and associated costs (which, to the extent permitted under the Partnership Agreement and consistent with applicable law, will be treated as fund expenses) and to possibly restrict the ability of the Sponsor to receive certain expense reimbursements or allocate certain expenses in certain circumstances. This regulatory complexity that would result from such rulemaking, in turn, could increase the need for broader insurance coverage by fund managers and increase such costs and expenses charged to us and our investors, if permitted. Certain of the proposed rules may also increase the cost of entering into and maintaining relationships with service providers to the Sponsor and our Fund and/or limit the number of service providers, in a manner detrimental to the Sponsor or our Fund.
In addition, these amendments could increase the risk of exposure of us and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for non-compliance
or perceived
non-compliance,
which in turn would be expected to adversely (potentially materially) affect the Sponsor, Blackstone and our reputation, and to negatively impact us in conducting our business. There can be no assurance that any other new SEC or other regulatory rules and amendments will not have a material adverse effect on Blackstone, the Sponsor, us, our Investments and/or the Unitholders or that such rules or amendments will not materially reduce returns to the Unitholders.
Change of Law Risk
. In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies, including the Commission de Surveilliance du Secteur Financier (“CSSF”), may have the discretion to implement or change or increase regulation of the operations of our Fund and our Portfolio Entities. We and our Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by us on our investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as our return on investment. Efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.
1940 Act Considerations.
The Fund and the Feeder currently intend to rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and Partnership Agreement will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, the BXINFRA Fund Program intends to operate such that neither the BXINFRA Fund Program nor any Parallel Funds nor Other Similar Funds will be required to register as investment companies under the 1940 Act.
While not currently expected, in light of BXINFRA’s perpetual structure, in the future, the General Partner may determine in its sole discretion for the Fund and/or the Feeder to seek to: (a) rely on a different exclusion from the definition of “investment company” under the 1940 Act; (b) register as an investment company under the 1940 Act; or (c) elect to be regulated as a business development company under the 1940 Act.
If the Fund and the Feeder were to rely on a different exclusion from the definition of “investment company” under the 1940 Act, it is possible a change in the value of BXINFRA’s assets could cause BXINFRA to fall within the definition of “investment company” inadvertently. As a result, BXINFRA may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. BXINFRA may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change. Specifically, if the General Partner were to structure BXINFRA’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that BXINFRA’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general
partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). It is expected these joint ventures would generally be alongside Other Blackstone Accounts and in cases where BXINFRA is a co-general
partner of the joint venture an Other Blackstone Account may be the other co-general
partner. In such cases the relative economic interests of the co-general
partners are expected to vary from joint venture to joint venture and such Other Blackstone Accounts may have certain governance rights that do not correspond with their economic interests on a pro rata basis. For additional information, see “—Other Blackstone Accounts; Allocation of Investment Opportunities.”
Any adjustment in BXINFRA’s business strategy, assets, tax treatment or other matters related to a change in BXINFRA’s treatment under the 1940 Act could negatively impact the value of the Units.
If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the 1940 Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our Unitholders.
Legal and Regulatory—Tax
General Tax Considerations
. An investment in us may involve complex tax considerations that will differ for each investor, and there may be delays in distributing important tax information to investors (including the distribution of U.S. Schedule
K-1s
or their equivalent). In addition, we will take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should the U.S. Internal Revenue Service (“IRS”) or another tax authority successfully challenge any such positions, we or a Unitholder might be found to have a different tax liability for that year than that reported on the applicable tax return.
Tax Liability
. Any change of our tax status or in taxation legislation or any interpretation thereof in the United States or any country where we have assets or operations could affect the value of the assets held by us or our ability to achieve its investment strategy or provide favorable returns to Unitholders. Any such change could also adversely affect the net amount of any distributions made to Unitholders. If we are treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which we invest or in which our interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for us to maintain our tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which we operate in order to avail ourselves of any benefits.
Publicly Traded Partnership.
The Fund and the Feeder intend to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes. The tax rules governing partnerships and publicly traded partnerships are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Fund or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Limited Partners.
Base Erosion, Profit Shifting and Related Measures
. The Organization for Economic
Co-operation
and Development (“OECD”) together with the G20 countries has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing tax revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and the taxation of hybrid instruments and hybrid entities have already been introduced and will continue to be introduced in relevant tax legislation of participating OECD countries. Depending on if and how these proposals are implemented, they may have a material impact on how returns to investors are taxed. Such implementation may also give rise to additional reporting and disclosure obligations for us and/or investors.
FATCA
. Under the Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”) must comply with a complicated and expansive reporting regime or be subject to a 30% U.S. withholding tax on certain U.S. payments and
non-U.S.
entities which are not FFIs must either certify they have no substantial U.S. beneficial ownership or report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. FATCA also contains complex provisions requiring participating FFIs to withhold on certain “foreign passthru payments” made to non-participating
FFIs and to holders that fail to provide the required information. The definition of a “foreign passthru payment” is still reserved under the current regulations, however the term generally refers to payments that are from
non-U.S.
sources but that are “attributable to” certain U.S. payments described above. Under proposed regulations, on which taxpayers may rely, withholding on these payments is not set to apply before the date that is two years after the date of publication of final regulations defining the term “foreign passthru payment.” In general,
non-U.S.
investment funds, such as underlying entities in which we may invest are considered FFIs. The reporting requirements imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS or, if subject to an intergovernmental agreement (“IGA”), register with the IRS and comply with the reporting requirements regime of the IGA and any implementing legislation enacted thereunder. The United States and Luxembourg entered into an IGA on March 28, 2014, which was ratified and implemented into Luxembourg law on July 24, 2015. IGAs are generally intended to result in the automatic exchange of tax information through reporting by an FFI to the government or tax authorities of the country in which such FFI is domiciled, followed by the automatic exchange of reported information with the IRS. The Sponsor intends that any
non-U.S.
partnership that constitutes an FFI would comply, to the extent reasonably practicable, with the reporting requirements to avoid the imposition of the withholding tax, but if such FFI does not do so (because, for example, investors fail to provide the required information), certain payments made to any such FFI may be subject to a withholding tax, which would reduce the cash available to investors. Further, these reporting requirements may apply to underlying entities in which we invest, and we may not have control over whether such entities comply with the reporting regime. Such withheld amounts that are allocable to a Unitholder may be deemed to have been distributed to such Unitholder to the extent the taxes reduce the amount otherwise distributable to such Unitholder. In addition,
non-U.S.
investment funds and underlying entities in which we may invest may be subject to reporting requirements in other jurisdictions under legislation similar to FATCA, such as legislation implementing the OECD Standard for Automatic Exchange of Financial Account Information in Tax Matters – the Common Reporting Standard. Potential investors should consult their own tax advisors regarding all aspects of FATCA as it affects their particular circumstances.
Possible Legislative or Other Developments
. All statements contained in this report concerning the income tax consequences of any investment in us are based upon existing law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of Unitholders. Additionally, tax authorities in jurisdictions where we maintain Investments may change their tax codes so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our Unitholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on Unitholders.
Legislation Adversely Affecting Blackstone Employees and Other Service Providers
. Current U.S. federal income tax law requires the Sponsor to hold an Investment for at least three years in order for an incentive allocation related to such Investment to be treated as long-term capital gains for tax purposes. Further, Congress has previously considered legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes. Enactment of any such legislation could adversely affect employees or other individuals performing services for us and/or our Portfolio Entities who hold direct or indirect interests in the Sponsor and benefit from incentive allocations, which could make it more difficult for Blackstone to incentivize, attract and retain individuals to perform services for us and/or our Portfolio Entities.
Any such developments could thus adversely affect our investment returns allocable to the Unitholders. It is unclear whether any such proposed legislation will be enacted or if enacted how it would apply to Blackstone, the Sponsor, and any other individual involved with us who benefit from incentive allocations.
Limitations on Deductions of Business Interest
. Current U.S. federal income tax law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. Business interest includes any interest on indebtedness related to a trade or business, but excludes investment interest, to which separate limitations apply. These limitations may have a significant impact on the Unitholders and/or the Portfolio Entities.
Partnership Audit Legislation
. U.S. federal income tax audits of partnerships are conducted at the partnership level and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by a partnership. Under an elective alternative procedure, a partnership would issue information returns to potential investors who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If we are able to and in fact elect such alternative procedure for a given adjustment, the amount of taxes for which such persons will be liable will be increased by any applicable penalties and a special interest charge. There can be no assurance that, in the event that we are subject to these rules, we will be eligible to make such an election or that it will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) the then our current Unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given Unitholder may indirectly bear taxes attributable to income allocable to other Unitholders or former Unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such Unitholder’s ownership of Units. Accordingly, it is possible that a Unitholder will bear tax liabilities unrelated to its ownership of Units. Amounts available for distribution to our Unitholders may be reduced as result of our obligation to pay any taxes associated with an adjustment. Our partnership representative will be the only person with the authority to act on our behalf with respect to audits and certain other tax matters and may decide not to elect (or may be unable to elect) the alternative procedure for any particular adjustment. In addition, we and each Unitholder will be bound by the actions taken by the partnership representative on our behalf during any audit or litigation proceeding concerning U.S. federal income taxes. Unitholders should consult their own tax advisors regarding all aspects of these rules as they affect their particular circumstances.
Taxation in Certain Jurisdictions
. We, vehicles through which we make Investments, or Unitholders may be subject to income or other tax in the jurisdictions in which Investments are made, jurisdictions in which we operate, and/or jurisdictions of entities through which we make Investments. Additionally, withholding tax or branch tax may be imposed on our earnings (or vehicles through which we invest) from Investments in such jurisdictions. Local and other tax incurred in
non-U.S.
jurisdictions by us or vehicles through which we invest may not be creditable to or deductible by a Unitholder under the tax laws of the jurisdiction where such Unitholder resides, including the United States. There can be no assurance that tax authorities in such jurisdictions will not treat us (or any of our affiliates) as if we/they have a permanent establishment in the local jurisdiction, which would result in additional local taxation. Changes to taxation treaties (or their interpretation) between countries in Europe and countries through which we invest may adversely affect our ability to efficiently realize income or capital gains.
Changes in Tax Law
. Changes in applicable law or interpretations of such law may in particular adversely affect our ability to efficiently realize income or capital gains. To the extent possible, we seek to structure our Investments and activities to minimize our tax liability; however, there can be no assurance that we will be able to eliminate our tax liability or reduce it to a specified level. Unitholders should be aware that the described tax effects are based on the currently applicable law and its interpretation by jurisprudence and the respective tax authorities.
U.S. Federal Income Tax Legislation
. Legislation has been proposed that includes, among other changes, increases in the corporate and capital gains rates and further modifications to the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us and the impact on ourselves and any potential investments.

UBTI and ECI; Tax Treatment of the Feeder and Corporations.
A significant amounts of the assets of the Feeder are expected to be held through one or more Corporations and significant incremental tax may be incurred from the use of such Corporations. Any
non-U.S.
Corporation through which the Feeder invests will generally be subject to the U.S. federal income tax on effectively connected income (including gains from the sale of United States real property interest) and U.S. federal withholding tax on any U.S. source dividends at a 30% rate (unless reduced by an applicable treaty.
Further, although we believe the Feeder and any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard the Feeder or any Corporation for UBTI or ECI (as defined below) purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt
Unitholders directly or the ECI rules being applied to
non-U.S.
Unitholders directly.
To the extent that the Feeder and/or the Corporation were disregarded by the IRS, an investment in us by a tax-exempt
Unitholder may result in such Unitholder recognizing gross income derived from an unrelated trade or business (including a trade or business conducted by a partnership of which the tax-exempt
entity is a partner). Thus,
tax-exempt
Unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from us that is treated as UBTI. In addition, an investment in us by a
non-U.S.
Unitholder may result in such Unitholder recognizing and being required to report income that is effectively connected with the conduct of a U.S. trade or business (“ECI”).
Non-U.S.
Unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to our ECI allocable to them. Regardless of whether our activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), gain derived by us from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus,
non-U.S.
Unitholders that invest in us should be aware that a portion of our income and gain from U.S. Investments may be treated as ECI and thus may cause the
non-U.S.
Unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. We have no obligation to minimize UBTI or ECI.
Prospective investors should consult their own tax advisors regarding the foregoing.
Phantom Income
. A Unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of our investment activities, we expect to generate taxable income in excess of cash distributions to the Unitholders, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which the Fund is expected to invest and elect to treat as a “qualified electing fund” under the Code. Unitholders should expect that they will not receive cash distributions to cover such tax liabilities as they arise. Accordingly, the Unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the Unitholder’s ownership of our Units.
Use of Corporate Intermediate Entities
. Significant amounts of the assets of ourselves and the Feeder are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and some corporations are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.

Legal and Regulatory—ERISA
ERISA and Plan Asset Regulations.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.S. Department of Labor Regulations promulgated thereunder, as modified by Section 3(42) (the “Plan Asset Regulations”). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any Unitholder that is a “benefit plan investor” within the meaning of ERISA and the Plan Asset Regulations (a “Benefit Plan Investor”), this would result, among other things, in (a) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by BXINFRA, and (b) the possibility that certain transactions in which BXINFRA might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the General Partner and/or any other fiduciary that has engaged in the prohibited transaction could be required to (a) restore to the Benefit Plan Investor any profit realized on the transaction and (b) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in BXINFRA could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in BXINFRA or as co-fiduciaries
for actions taken by or on behalf of BXINFRA or the Investment Manager. With respect to an IRA that invests in BXINFRA, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt
status.
Risk Arising from Potential Control Group Liability
. Under ERISA, upon the termination of a U.S.
tax-qualified
single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (“PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that a fund holds in one or more of its portfolio companies, the fund itself cannot be considered part of an ERISA controlled group unless the fund is considered to be a “trade or business.”
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.

If we were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Investment by us and/or our affiliates and other co-investors
in a Portfolio Entity and their respective ownership interests in the Portfolio Entity, that any tax-qualified
single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Portfolio Entity could result in liability being incurred by us, with a resulting need for additional capital contributions, the appropriation of our assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain of our assets. Moreover, regardless of whether or not we were determined to be a trade or business for purposes of ERISA, a court might hold that one of our Portfolio Entities could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
Cyber Security and Operational Risk
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts
. Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the
COVID-19
pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, ourselves, the Portfolio Entities, our/their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, ourselves, Unitholders and the Portfolio Entities. For example, the information and technology systems of Blackstone, ourselves, our/its respective Portfolio Entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.
If unauthorized parties gain access to any information and technology systems of Blackstone, our Fund, Portfolio Entities or certain service providers, they may be able to steal, publish, delete or modify private and sensitive information, including non-public
personal information related to Unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There have also been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, us and our Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, our and a Portfolio Entity’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and Portfolio Entities. We, Blackstone, or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, harm to our/their reputations, legal claims that us/they and our/their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See “—Availability of Insurance Against Certain Catastrophic Losses” herein.
Cybersecurity and Data Protection
. Blackstone’s and our operations are highly dependent on its/our respective technology platforms, and we and Blackstone rely heavily on our/its analytical, financial, accounting, communications and other data processing systems. Blackstone’s and our systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or our systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, our or Other Blackstone Accounts’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s and/or our systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on our and/or Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because, as an alternative asset management firm, Blackstone holds a significant amount of confidential and sensitive information about Blackstone, our Fund, Other Blackstone Accounts and our/their respective Portfolio Entities, potential investments and investors. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputations. Measures Blackstone takes to ensure the integrity of its systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, our Unitholders, our Portfolio Entities or potential Investments. If Blackstone’s systems or those of other third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or if Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of its businesses, liability to Blackstone’s counterparties, including us, Other Blackstone Accounts and our/their respective investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.
In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which it relies. Blackstone is reliant on third-party service providers for certain aspects of its business, including for the administration of us and Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies that could make such impersonation more likely to occur, or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.

Even if we or Blackstone are not directly targeted, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we and/or Blackstone do business, may occur, and such events could disrupt our and/or Blackstone’s normal business operations and networks in the future.
Cybersecurity, privacy and data protection have become top priorities for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union, the U.K. Data Protection Act, the Gramm-Leach-Blilely Act (and applicable regulations thereunder) and the California Privacy Rights Act (“CPRA”) at the U.S. federal and state level, respectively. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. For example, the SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (like us). In addition, in February 2022, the SEC proposed new rules for investment advisers’ regarding cybersecurity risk management, requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings, and prompt reporting of incidents to the SEC, which, if adopted, could increase Blackstone’s compliance costs and potential regulatory liability related to cybersecurity. In light of these proposed and final rules and the focus of federal regulators on cybersecurity generally in recent years, we expect increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance, and policies and procedures related to retail trading information security. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise.
Breaches in Blackstone’s security or in the security of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’ or their respective investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in Blackstone’s, its employees’, our Fund’s, Other Blackstone Accounts’, their respective investors’ or counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to us and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally.
Our and Other Blackstone Accounts’ Portfolio Entities also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We and Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on Blackstone’s investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

Our and Other Blackstone Accounts’ Portfolio Entities’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent Blackstone or our and Other Blackstone Accounts’ Portfolio Entities engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, Blackstone and our and Other Blackstone Accounts’ Portfolio Entities may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and our and Other Blackstone Accounts’ Portfolio Entities. See “—Data Protection Regulations” herein.
Developing Global Data Security and Privacy Laws
. We, Blackstone, Other Blackstone Accounts and our/their respective portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to Blackstone’s investors, employees, contractors and other counterparties and third parties.
Blackstone’s data security and privacy compliance obligations impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations evolve globally. Blackstone’s compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has proposed changes to Regulation
S-P,
which would require, among other things, that investment companies, broker-dealers, and
SEC-registered
investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred.
Blackstone’s compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the EU GDPR and UK GDPR, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, India, China, Australia, Canada and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, Blackstone frequently has privacy compliance requirements as a result of Blackstone’s contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten Blackstone’s data protection and privacy obligations in the ordinary course of conducting Blackstone’s business in the U.S. and internationally.
Any inability, or perceived inability, by Blackstone, us, Other Blackstone Accounts or our/their respective portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, our, Other Blackstone Accounts’ or our/their respective portfolio companies’ business operations, and a loss of client (including investor) confidence and other reputational damage. In addition, any such inability or perceived inability of portfolio companies, even if unfounded, could result in reputational damage to Blackstone. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, us, Other Blackstone Accounts and our/their respective portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Artificial Intelligence Developments
. Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to the Sponsor or the Portfolio Entities, significantly disrupt the market in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets. See also “—Regulation with Respect to Private Funds and Investment Advisers” herein. For more information on risks relating to information security, see “—Cybersecurity and Data Protection” herein.
We, our Portfolio Entities and the Sponsor intend to avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. However, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither the Sponsor nor any Portfolio Entity can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Sponsor, us or our Portfolio Entities and investments to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn the Sponsor, us and our Portfolio entities and investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. The Sponsor, us and our Portfolio entities and investments could be exposed to risks to the extent third-party
service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by the Sponsor, any interruption of access to or use of AI Technologies could impede the ability of the Sponsor, us and our Portfolio Entities to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, our Portfolio Entities, and the Sponsor.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Sponsor or our Portfolio Entities. For example, there is a risk that a user will input confidential information, including material non-public
information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of the Sponsor, us and our Portfolio Entities. Moreover, the Sponsor, us and our Portfolio Entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential Sponsor, Fund or Portfolio Entity information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, the Sponsor and our Portfolio Entities could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
The Sponsor expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, the Parallel Funds, the Sponsor or our/their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the Fund Fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, the Sponsor or Portfolio Entities fail to comply.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto. For more information on risks relating to information security, see also “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” and “—Cybersecurity and Data Protection” herein.
Social Media and Publicity Risks
. The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone, us, or one or more Portfolio Entities could have adverse effects on us and/or any of our Portfolio Entities.
Software Code Protection
. Source code may comprise a critical component to a Portfolio Entity’s operations. If an unauthorized disclosure of a significant portion of source code occurs, a Portfolio Entity could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with such Portfolio Entity products by copying functionality, which could adversely affect revenue and operating margins. Unauthorized disclosure of source code could also increase security risks (e.g., viruses, worms and other malicious software programs that may attack Portfolio Entity products and services). Costs for remediating the unauthorized disclosure of source code and other cyber-security branches may include, among other things, increased protection costs, reputational damage and loss of market share, liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to Portfolio Entity customers or other business partners in an effort to maintain the business relationships after a security breach.

Operational Risk.
We depend on the Sponsor to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of its business, liability to third parties, regulatory intervention or damage to its reputation. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage the portfolio. Generally, the Sponsor will not be liable to us for losses incurred due to the occurrence of any errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Sponsor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter
or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
. Our Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other securities laws will ever be effected. There is no public market for our Units and one is not expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act under applicable securities laws and that it is acquiring its Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer its Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the Partnership Agreement, and consistent with such laws. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units, unless the Unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, as explained in “—Item 1. Business — Repurchase Program.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
. There is no current public trading market for the Units, and the Sponsor does not expect that such a market will ever develop. Therefore, the repurchase of Units by us will likely be the only way for a Unitholder to dispose of Units. We expect to repurchase Units at a price equal to the applicable NAV as of a date specified in the repurchase offer and not based on the purchase price. Subject to limited exceptions, any repurchase request of Units that have not been outstanding at least two years will be subject to an Early Repurchase Deduction of 5% of the value of the applicable NAV of the Units being repurchased. The two-year
holding period is measured as of the subscription closing date immediately following the prospective repurchase date. As a result, a Unitholder may receive less than the price it paid for its Units when it sells them to us pursuant to our Repurchase Program. See “—Item 1. Business — Repurchase Program” for further information.
We intend to implement a Repurchase Program in which we expect to periodically offer to repurchase up to 3% of Units outstanding (either by number of Units or aggregate NAV). The Sponsor may amend or suspend the Repurchase Program if in its reasonable judgment it deems such action to be in BXINFRA’s best interest and the best interest of Unitholders, including, but not limited to, for tax, regulatory or other structuring reasons. Any material modification to the Repurchase Program and a suspension thereof will require the approval of the Independent Directors. As a result, Unit repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule
13e-4
under the Exchange Act, but may also determine to conduct the Repurchase Program pursuant to applicable guidance or relief from the staff of the SEC.
In the event that, pursuant to the limitations above, not all of the Units submitted for repurchase during a given quarter are to be accepted for repurchase by us, Units submitted for repurchase during such quarter will be redeemed on a pro-rata
basis (measured on an aggregate basis (without duplication) across our Fund if applicable). We expect that settlements of repurchases will be made promptly after the termination of the repurchase offer and may be made in the form of a short-term promissory note.
All unsatisfied requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Repurchase Program, as applicable.
Effect of Repurchase Requests.
Economic events affecting the U.S. economy could cause Unitholders to seek to have their Units repurchased pursuant to the Repurchase Program at a time when such events are adversely affecting the performance of our assets. Even if the Sponsor decides to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
Valuations and Returns
Valuations
. For the purposes of calculating our monthly NAV, our Direct Investments will generally initially be valued at cost based on our percentage ownership of such Direct Investment, which we expect to represent fair value at that time; however, to the extent the Sponsor does not believe a Direct Investment’s cost reflects the current market value, the General Partner may adjust such valuation. In accordance with the Valuation Policy, the Sponsor will conduct a quarterly valuation of our Direct Investments that will be reviewed and confirmed for reasonableness by our independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year. Additionally, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV. The Sponsor is not obligated to monitor Other Blackstone Accounts’ investments for events that could be expected to have a material impact on any Other Blackstone Accounts’ NAV during a quarter.
Although the valuations of each of our Direct Investments will be reviewed and confirmed for reasonableness by our independent valuation advisors at least once per quarter, such valuations are based on asset- and portfolio-level information provided by the Sponsor, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of our independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Sponsor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. Generally, none of our independent valuation advisors will review the Sponsor’s valuations of the Investments in Debt and Other Securities. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.

Within the parameters of the Valuation Policy, the valuation methodologies used to value our Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the General Partner, the BX Managers and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Units, the price we paid to repurchase our Units or
NAV-based
or performance-based fees we paid, directly or indirectly, to the General Partner and BX Managers to the extent such valuations prove to not accurately reflect the realizable value of our assets. While we believe our NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on infrastructure investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and we will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into our NAV to the extent we have invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate our NAV may be as of a date several months earlier than the date as of which our NAV is calculated and, as a result, our NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
Uncertainty of Estimates
. Investment underwriting is based in significant part on estimates of future financial and economic performance, including current and future internal rates of return. Moreover, decisions on how to manage an Investment during its hold period are informed by expectations of future performance and projections of operating results, which are often based on management judgments. All of these estimates of future results are based upon, among other considerations, assumptions made at the time that the estimates are developed, including assumptions regarding the performance of our Investments and assets, the amount and terms of available financing and the manner and timing of dispositions, including possible asset recovery, all of which are subject to significant uncertainty. There can be no assurance that the estimated results will be obtained, and actual results may vary significantly from the estimates. General economic conditions and other events, which are not predictable and may not have been anticipated, can have a material adverse impact on the reliability of such estimates. Moreover, other experts may disagree regarding the feasibility of achieving estimated returns. We will make Investments which may have different degrees of associated risk. The actual realized returns on our unrealized Investments may differ materially from the returns indicated herein or, with respect to our future investments, from the returns estimated at the time of acquisition, which, in each case, are not a guarantee or prediction of future results.
Changes in Valuations
. When the Sponsor determines the fair value of our Direct Investments, the Sponsor updates the prior month-end
valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the investments during the month. On a quarterly basis, the Sponsor will value our Direct Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of our Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that our Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each private investment at least once per quarter. Additionally, the Sponsor will engage a second qualified independent valuation advisor to provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of our Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month.
When these quarterly valuations are incorporated into our NAV per Unit, there may be a material change in our NAV per Unit amounts for each class of Units from those previously reported. We will not retroactively adjust the NAV per Unit of each Class reported for the previous month. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation, may cause the NAV per Unit for each class of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
Limitations of NAV
. The Sponsor’s determination of our monthly NAV per Unit will be based in part on the latest quarterly valuation of each of its Investments, as adjusted each month to incorporate the latest available financial data for such Investments, including any cash flow activity related to such Investments. As a result, our published NAV per Unit in any given month may not fully reflect any or all changes in value that may have occurred since the most recent quarterly valuation.
The Sponsor may, but is not obligated to, monitor our Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on our NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the Sponsor believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the Sponsor, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment. In addition to tracking the NAV plus related cash flows of our Primary Commitments and Secondary Investments, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events that the Sponsor believes may have a material impact on our NAV as a whole, and the most recent fair values of our Primary Commitments and Secondary Investments. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund. Sponsor may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the Sponsor concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value) the Sponsor may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund.
In general, the Sponsor expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either Unitholders who redeem their Units, or Unitholders who buy new Units, or existing Unitholders. The methods used by the Sponsor to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and redeem Units, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
The valuations of our assets may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and redeem our Units, the amount of the Management Fee, Administration Fee and the Performance Participation Allocation. The Sponsor, with the support of the BX Managers, has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the General Partner, with the support of the BX Managers, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which Units were sold or redeemed or on the amount of the Management Fee, Administration Fee and the Performance Participation Allocation, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to Blackstone’s policies and procedures, making adjustments to prior NAV calculations.
General
No Assurance of Investment Return
. The Sponsor cannot provide assurance that it will be able to successfully choose, make and realize any particular investments or otherwise implement our investment strategy, or that Investments made by us will generate expected returns. Moreover, the Sponsor cannot provide assurance that any Unitholder will receive a return of its capital or any distribution from us or be able to withdraw from us within a specific period of time. Past performance of investment entities associated with the Sponsor, its affiliates or the Sponsor’s investment professionals are not necessarily indicative of future results or performance and there can be no assurance that we will achieve comparable results. Accordingly, investors should draw no conclusions from the performance of any other investments of the Sponsor or its affiliates and should not expect to achieve similar results. An investment in us involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk.
Limited Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the Infrastructure Platform, we have a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. Investors should draw no conclusions from the performance investment funds sponsored by Blackstone and the past activities and performance of our investment professionals and any investment vehicles they managed are not indicative of the results that we can expect to achieve. The size and type of Investments expected to be made by us could differ from prior Blackstone investments (including prior infrastructure investments) and, accordingly, our results are independent thereof. Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for us or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from us. An investor should only invest in our Fund as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment.
Performance Information
. Any performance information included herein or otherwise provided by Blackstone is presented solely for illustrative purposes and may not be representative of all transactions of a given type or of investments generally. In considering investment performance information contained in this report or otherwise provided, prospective Unitholders should bear in mind that past performance is not necessarily indicative of future results, and there can be no assurance that we will achieve comparable results, be able to effectively implement its investment strategy, achieve its investment or asset allocation objectives, be profitable or avoid substantial losses.
In addition, there can be no assurance that the BX Managers will be successful in identifying investment opportunities. Although we may invest in Other Blackstone Accounts, the investment portfolio of such Other Blackstone Accounts may differ materially from our current investment strategy, including in terms of levels of sectoral and geographic diversification.
Furthermore, performance shown may not reflect returns experienced by any particular investor in the applicable fund. Performance for individual investors may vary from our overall performance as a result of the timing of an investor’s admission to our Fund; the repurchase or increase of any part of a Unitholder’s interest in us; and the class of Units in which they invest (including as a result of different subscription fees or servicing fees). Prospective Unitholders should note that certain entities, such as the Feeder, may invest through Intermediate Entities (including Corporations), which may pay additional taxes which would further reduce returns experienced by Unitholders participating therein.
The Performance Participation Allocation the General Partner is entitled to from us is based on a total return metric adjusted to exclude the impact of certain expenses, including expenses related to distributions, and therefore such total return measure will differ from the performance that investors will experience. Further, investors will experience performance that is net of any Performance Participation Allocation received by the General Partner from the Fund.
Lack of Management Rights; Reliance on the Sponsor.
The Sponsor has exclusive responsibility for management and oversight of our activities, subject to certain oversight rights held by the Board. Unitholders will not have the right to make or evaluate any Investment made by us, or other decisions concerning direct management of us and our Portfolio Entities and will not receive some of the financial information with respect to future opportunities that are available to the Sponsor. The Sponsor and the BX Managers will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on our behalf (subject to certain specified exceptions). Accordingly, Unitholders are dependent upon the judgment and ability of the Sponsor to source transactions and invest and manage our capital. The Sponsor may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Sponsor to identify suitable Investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Investments. No potential investor who is unwilling to entrust all aspects of our management to the Sponsor should invest in us.
Role of Investment Professionals.
Our success will depend in part upon the skill and management expertise of the Sponsor’s investment professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to financially discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with the Sponsor or involved in us throughout the life of our Fund or that any new hires or replacements will meet expectations. Further, the time, dedication and scope of work of an investment professional varies considerably. Some professionals involved in Blackstone’s other investment funds, including prior Blackstone infrastructure funds, will not be involved in us or will have limited involvement with us. In addition, investment decisions are often considered by the BXINFRA Investment Committee or otherwise by multiple investment professionals. Discussion and debate among them are generally helpful to the investment decision-making process but excessive disagreement could adversely impact us. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will likely result in less than all of their time and attention being allocated to us, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from us, and the ability of members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited. See also, “—Allocation of Personnel” herein.
Broad Investment Mandate.
Our investment strategy covers a broad range of infrastructure asset classes and geographic regions. We rely on the Sponsor to identify, structure and implement investments consistent with our overall investment objectives and policies at such times as it determines. We will make investments in keeping with our investment program. We may make investments throughout the capital structure such as mezzanine securities, senior secured debt, bank debt, unsecured debt, convertible bonds and preferred and common stock and across asset classes including, without limitation, private or public equity, structured equity, minority private equity, commodities and credit. It is expected that, in light of our investment objective, we may make equity, credit and/or debt investments that do not involve control or influence over the underlying entity in which we invest. Additionally, we will be permitted to invest (and may actually invest) in any number of companies operating in a wide range of infrastructure industries, geographies or activities. The Sponsor may also change our investment and operational policies which could result in us making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments otherwise described in this report. Our investment guidelines provide the Sponsor with broad discretion and can be changed in its sole discretion, including being narrowed or expanded as needed for purposes of retaining our eligibility for certain regulatory exemptions under applicable law. A change in our investment strategy may, among other things, increase our exposure to market fluctuations, default risk and interest rate risk, all of which could materially affect the results of our operations and financial condition.
Risk of Certain Events Related to Blackstone.
A bankruptcy, change of control or other significant adverse event relating to Blackstone or the Sponsor could cause the Sponsor to have difficulty retaining personnel and may otherwise adversely affect us and our ability to achieve our investment objective.
Proxy Statements, Unitholder Proposals and Other Matters.
Holders of our Units are not entitled to nominate or vote in the election of our directors. Accordingly, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of holders of our Units is required under the Partnership Agreement or Delaware law. Moreover, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule
14a-8
of the Exchange Act.
Exclusive Delaware Jurisdiction.
The Partnership Agreement designates the courts of the State of Delaware, and to the extent subject matter jurisdiction exists, the federal district courts of the United States in the State of Delaware, as the exclusive forum for any action or proceeding against the parties relating in any way to the Partnership Agreement. The Partnership Agreement further provides that, unless the General Partner consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States in the State of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring Units shall be deemed to have notice of and to have consented to the forum provision in the Partnership Agreement. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the Partnership Agreement. This forum selection provision may limit a Unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Blackstone or our directors and officers or other Unitholders, which may discourage such lawsuits. The validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the Partnership Agreement inapplicable or unenforceable with respect to one or more types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of the Sponsor and our directors and officers.
Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Sponsor, us, the Other Blackstone Accounts, our and Other Blackstone Accounts’ Portfolio Entities and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of our investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment Vehicles will not be considered “affiliates” of Blackstone or us for any purpose. Not all potential, apparent and actual conflicts of interest are included herein and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.
If any matter arises that the Sponsor and its affiliates determine in their good faith judgment constitutes an actual and material conflict of interest, the Sponsor and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to us or the Unitholders. Thereafter, the Sponsor and relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Sponsor or its affiliates to mitigate a conflict include, by way of example and without limitation (subject to the terms of the Partnership Agreement), (a) if applicable, handling the conflict as described herein, (b) obtaining from the Board of Directors (or the Independent Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board of Directors to address the conflict, (c) disposing of the investment or security giving rise to the conflict of interest, (d) disclosing the conflict to the Board of Directors, including the Independent Directors, as applicable, or Unitholders (including, without limitation, in distribution notices, financial statements, letters to Unitholders or other communications), (e) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (f) validating the arms’ length nature of the transaction by referencing participation by unaffiliated third parties, (g) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (h) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (i) otherwise handling the conflict as determined appropriate by the Sponsor in its good faith reasonable discretion. There can be no assurance that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us. For the avoidance of doubt, subject to the Partnership Agreement, where the consent or approval of any limited partner advisory committee or other applicable conflict mitigation is sought with respect to any Other Blackstone Account matter, the consent or approval of our Board of Directors shall not be required in connection with such matter and the lack thereof shall not prevent any Other Blackstone Account from proceeding on the basis of any Other Blackstone Account’s limited partner advisory committee’s consent or approval (including in circumstance in which we do not similarly proceed). Conversely, to the extent the limited partner advisory committee (or other applicable conflict mitigation) of any Other Blackstone Account does not consent to or approve of a matter, notwithstanding the consent or approval of our Board of Directors to such matter or the determination by the General Partner that such consent or approval is not necessary, the Sponsor may determine not to proceed, which could result in us not participating in transactions that the Sponsor otherwise believes would be beneficial for us.

We are subject to certain conflicts of interest arising out of our relationship with Blackstone, including the Sponsor and its affiliates. Certain members of the Board of Directors are also executives of Blackstone and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the Partnership Agreement, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the Board of Directors, General Partner, the BX Managers, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
Performance-Based Compensation.
The Performance Participation Allocation creates a greater incentive for the Sponsor to make more speculative Investments on our behalf or time the purchase or sale of Investments in a manner motivated by the personal interest of Blackstone personnel than if such performance-based compensation did not exist, as the Sponsor receives a disproportionate share of profits above the preferred return hurdle. A similar incentive exists at the level of the Third-Party Fund Managers in which we may invest. The general partner clawback with respect to our indirect clawback liability pertaining to Third-Party Fund Managers in which we may invest in respect of our applicable share of carried interest generated by such Third-Party Fund Managers, potentially creates other misalignments of interests between such Third-Party Fund Managers, on the one hand, and the investors in the Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for the Third-Party Fund Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Blackstone will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests, and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the current U.S. federal income tax law provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which we invest to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the Sponsor and Third-Party Fund Managers in which we invest to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively. Furthermore, in the event of our liquidation, the Sponsor may receive a Performance Participation Allocation with respect to a distribution in-kind
of
non-marketable
securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable
securities distributed, which will be determined by the Sponsor and could incentivize the Sponsor to value the securities higher than if there were no Performance Participation Allocation. The Sponsor can engage a third party to determine the value of securities distributed in-kind
or
non-marketable
securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will reflect value accurately. The Sponsor is entitled to elect to receive its Performance Participation Allocation in the form of an in-kind
distribution including if the purpose of such election is to permit Blackstone personnel to donate such securities to charity (which may include private foundations, funds or other charities associated with any such personnel). The tax benefit derived from charitable giving has the effect of reinforcing and enhancing the incentives otherwise resulting from the existence of the Sponsor’s Performance Participation Allocation described above.

In addition, the Investment Manager will be paid a fee for its services based on our NAV, which will be calculated by the Sponsor. The Investment Manager will receive the Management Fee, equal to 1.25% of our NAV per annum, and the Administration Fee, equal to 0.10% of our NAV per annum. The Investment Manager may elect to receive the Management Fee and the Administration Fee in cash or Units. The Management Fee will be payable to the Investment Manager in consideration for its services. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Investment Manager may benefit from us retaining ownership of our assets at times when Unitholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual realizable value or future value, then the purchase price of Units or the price paid for the repurchase of Units on a given date may not accurately reflect the value of our portfolio, and such Units may be worth less than the purchase price or more than the repurchase price.
The Performance Participation Allocation, Management Fee and Administration Fee will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which we indirectly invest in an Investment (or any comparable entities of Other Blackstone Accounts in which we directly or indirectly participates) or taxes paid by any such entity during the applicable reference period or month (as the case may be). Accordingly, this reduces the Sponsor’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Allocation of Personnel.
The Sponsor will devote such time and attention to us as it determines to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the BXINFRA Investment Committee, will work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio Entities, including other investment programs to be developed in the future. Certain members of the Sponsor’s investment team are also members of other Blackstone investment teams and will continue to serve in those roles (which in some cases is their primary responsibility) and as a result not all of their business time will be devoted to the Sponsor or to us. Certain non-investment
professionals are not dedicated solely to us and are permitted to perform work for Other Blackstone Accounts, which is expected to detract from the time such persons devote to us. In this regard, however, a core group of Blackstone investment professionals will devote such time and attention as is reasonably necessary to the business related to us (and our Investments). Even some key personnel of the Sponsor who devote substantially all of their time to investment programs within the Sponsor group do not devote time predominantly, or solely, to us, as the Sponsor group is one of various programs within Blackstone’s business, and such personnel will, in certain circumstances, also be shared with the other Blackstone businesses. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us and Unitholders. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside the Infrastructure Platform share in the fees and performance-based compensation from us; similarly, the Infrastructure Platform’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by Blackstone personnel. The Sponsor’s determination of the amount of time necessary to conduct our activities will be conclusive, and Unitholders rely on the Sponsor’s judgment in this regard.
In addition, professionals of the Sponsor may participate in a Blackstone-sponsored program whereby any professional of the Sponsor may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction involving any Third-Party Fund Manager or Third-Party Pooled Investment Vehicle to such other business unit of Blackstone or by virtue of other arrangements within Blackstone. Such compensation may include carried interest generated by a fund managed by such other business of Blackstone (or potentially even in a Third-Party Fund Manager). It is not expected, however, that the amount of any carried interest or other compensation received in connection with any such program will be material.

Outside Activities of Principals and Other Personnel and their Related Parties.
Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and our/their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of ours, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement would create conflicts of interest in making Investments on behalf of us and such other funds, accounts and other entities. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority) which may give rise to conflicts of interest related to misaligned interests between us and such persons, it being understood that where Blackstone personnel make investments in alternative investment funds and other investment vehicles with the intent to source investments for us or Other Blackstone Accounts, there is a greater likelihood that we or such Other Blackstone Accounts will invest in companies in which Blackstone personnel hold an indirect interest. There could be situations in which such alternative investment funds invest in the same portfolio companies as us and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, us. There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. This conflict is furthered by the overlap in senior leadership among the Sponsor and various Blackstone business units. Unitholders will not receive any benefit from any such investments, and the financial incentives of Blackstone personnel in such other investments could be greater than their financial incentives in relation to us and may not receive notice should we make investments in which such persons hold indirect interests. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential Investments of ours or other counterparties of ours and our Portfolio Entities and/or assets. Moreover, in certain instances, we or our Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, including the Sponsor, in deciding whether to select, recommend or create such service providers to perform services for us or a Portfolio Entity (the cost of which will generally be borne directly or indirectly by us or such Portfolio Entity, as applicable) and to incentivize Blackstone to engage such service provider over another third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Sponsor undertakes no obligations to select service providers who may have lower rates. The Sponsor undertakes no minimum amount of benchmarking. To the extent the Sponsor does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the Sponsor has a relationship with, or receives financial or other benefit from recommending, a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. In most such circumstances, the Partnership Agreement will not preclude us from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Sponsor. The Unitholders rely on the Sponsor to manage these conflicts in its sole discretion.
One or more Portfolio Entities (the “Designated Portfolio Entities”) may employ certain personnel (the “Dedicated Portfolio Entity Personnel”) who devote substantially all of their business time to such Designated Portfolio Entities. Dedicated Portfolio Entity Personnel may have certain qualities of and/or may perform certain functions which were previously performed by Blackstone employees. For example, Dedicated Portfolio Entity Personnel may include a chief investment officer or another individual who will evaluate and source investments with respect to the applicable Designated Portfolio Entity. This person would be an employee of the Designated Portfolio Entity (and receive payments, including salaries, benefits and other compensation (which could include performance-based compensation) from the Designated Portfolio Entity instead of from Blackstone), but he/she could also be expected to participate in regular meetings pertaining to the Designated Portfolio Entity with Blackstone personnel. He/she could also be delegated authority by the investment committee of the Designated Portfolio Entity to make certain investment decisions or otherwise perform management functions with respect to the Designated Portfolio Entity. Dedicated Portfolio Entity Personnel may be offered the ability to invest in (or co-invest
alongside) us on preferential terms.
Secondments and Internships.
Certain personnel of Blackstone and its affiliates, including Consultants (as defined herein), will, in certain circumstances, be seconded to one or more Portfolio Entities, vendors and service providers or Unitholders of ours and of Other Blackstone Accounts to provide finance, accounting, operational support, data management and other similar services, including the sourcing of Investments for us or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne (in whole or in part) by Blackstone and its affiliates or the organization for which the personnel are working or both. In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and Unitholders of ours and of Other Blackstone Accounts will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, Blackstone, us, Other Blackstone Accounts and the Portfolio Entities of ours and of Other Blackstone Accounts. While often we, Other Blackstone Accounts and our/their Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to us, Other Blackstone Accounts or Blackstone in the ordinary course. Blackstone, we, Other Blackstone Accounts or our/their Portfolio Entities may or may not pay salary or cover expenses associated with such secondees and interns, and if a Portfolio Entity pays the cost it will be borne directly or indirectly by us, Blackstone, Other Blackstone Accounts or our/their respective Portfolio Entities could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a Portfolio Entity or ours or of an Other Blackstone Account pays the costs or Blackstone seeks reimbursement from us, such Other Blackstone Account or their respective Portfolio Entity for such secondment costs, all or a portion of such costs would be borne directly or indirectly by us or such Other Blackstone Account. If Blackstone pays salaries or covers expenses associated with such secondees and interns, it may seek reimbursement from us for such amounts. Blackstone, we, Other Blackstone Accounts or our/their Portfolio Entities could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements and if a Portfolio Entity pays the costs or Blackstone seeks reimbursement from us or our Portfolio Entities for such secondment costs, it will be borne directly or indirectly by us.

To the extent such fees, compensation or other expenses are borne by us, including indirectly through our Portfolio Entities or reimbursement of Blackstone for such cost, Fund Fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, us, Other Blackstone Accounts, Portfolio Entities, each of our/their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly. Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, us, Other Blackstone Accounts, Portfolio Entities and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.
In addition, there may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts Portfolio Entities by our Portfolio Entities (or our Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to other Portfolio Entity service providers or vendors do not offset or reduce the Fund Fees. See also “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein.
Other Benefits.
The Sponsor, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on our behalf, the value of which will not offset or reduce Fund Fees or otherwise be shared with us, our Portfolio Entities or the Unitholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back,” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Sponsor, its affiliates or their personnel or related parties receiving it, even though the cost of the underlying service is borne by us as fund expenses or by our Portfolio Entities. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. Similarly, the Sponsor, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by Portfolio Entities and customers or suppliers of such Portfolio Entities. The Unitholders consent to the existence of these arrangements and benefits.
Advisors, Consultants and Partners.
The Sponsor, its affiliates and their respective personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, industry experts, joint venture and other partners and professionals and market participants, any of whom might be current or former executives or other personnel of the Sponsor, its affiliates or Portfolio Entities of ours or of Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and our/their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. Any amounts paid by us or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as fund expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Sponsor or its affiliates, be chargeable to the Sponsor or its affiliates or deemed paid to or received by the Sponsor or its affiliates, or offset or reduce any Fund Fees to the Sponsor or be subordinated to return of the Unitholder’s capital. Amounts charged by Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on our behalf – for example in the same way that executives from portfolio companies of Other Blackstone Accounts may provide insight and/or deal origination for our benefit, the work performed by executives of our Portfolio Entities may benefit Consultants and/or Other Blackstone Accounts. Consultants may attend events and/or meetings sponsored by our Portfolio Entities and/or Other Blackstone Accounts or other members of the Blackstone network, and similarly, members of the Blackstone network may attend any meetings of ours and may be involved in fundraising activities on behalf of Blackstone. Also, Consultants (including for this purpose, strategic investors described in “—Syndication; Warehousing”) may be afforded the right to co-invest
alongside us in Portfolio Entities and Investments or invest directly in products managed by Third-Party Fund Managers in which we invest, participate in long-term incentive plans of a Portfolio Entity or Third-Party Fund Manager, and invest directly in us or in vehicles controlled by us, with reduced or waived Fund Fees and performance-based compensation (where permitted by applicable law), including potentially after the termination of their engagement by or other status with Blackstone, and such co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment than would otherwise be the case in the absence of such side-by-side
co-investment
rights and such
co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment and less co-investment
being available to Unitholders)) may or may not be considered part of Blackstone’s side-by-side
co-investment
rights, as determined by the Sponsor or its affiliates in their sole discretion. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant. Moreover, in negotiating and structuring transactions with counterparties (such as investment banks, financial intermediaries and other service providers) of ours or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations holistically, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable for us).
The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises Blackstone on transactions, provides the Sponsor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Sponsor and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We and the Sponsor can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to make use of offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related email addresses or business cards and participate in certain arrangements (e.g., the side-by-side
investment program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the Partnership Agreement and the Investment Management Agreement, as applicable, and their salary and related expenses are paid by us as fund expenses or by Portfolio Entities without any reduction or offset to Fund Fees. Some Consultants work only for us and our Portfolio Entities, while other Consultants may have other clients, including Other Blackstone Accounts, as described below. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Sponsor potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Sponsor under the Investment Management Agreement and/or the Partnership Agreement, the compensation to such Consultants may be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor. Consultants could have conflicts of interest between their work for us and our Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and the Sponsor is limited in its ability to monitor and mitigate these conflicts. Additionally, from time to time, Consultants may provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf may benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the Sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant to such Other Blackstone Accounts, except as described below.
As an example of the foregoing, in Investments including a “platform company,” we will, in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of ours or of Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include the following with respect to Investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant Portfolio Entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a Portfolio Entity or asset of ours (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Such compensation could be based on assets under management and/or a waterfall similar to a carried interest, respectively, or other similar metric, which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former senior advisors or consultants to the Sponsor, its affiliates and/or management of Portfolio Entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, we would initially invest capital to fund a portion of the overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, due diligence and analysis of Investments, as well as the compensation for the individuals and entity undertaking the build-up
strategy. Such expenses could be borne directly by us as fund expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity. None of such Portfolio Entities or Consultants will be treated as affiliates of the Sponsor for purposes of the Partnership Agreement and/or Investment Management Agreement and none of the fees, costs or expenses described above will reduce or offset Fund Fees.
In addition, the Sponsor will, in certain circumstances, engage third parties as Consultants (or another similar capacity) in order to advise it with respect to existing Investments, specific investment opportunities, and economic and industry trends. Such Consultants from time to time are permitted to receive reimbursement of reasonable related expenses by us or our Portfolio Entities and may have the opportunity to invest in a portion of the assets available to us for investment which may be taken by the Sponsor and its affiliates. If such Consultants generate investment opportunities on our behalf, such Consultants from time to time are permitted to receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor.
Blackstone provides strategic support services to Third-Party Fund Managers in which Other Blackstone Accounts invest, including, without limitation, client development, fundraising, marketing, strategy, product development, HR / talent management and other operational assistance and value creation (as provided in the constituent documents of such Other Blackstone Accounts). Expenses associated with such services, including the allocation of the compensation and benefits of the strategic support personnel performing such services, is allocated between such Other Blackstone Accounts, the relevant Blackstone investment adviser and/or an affiliate thereof, as determined by such investment adviser in good faith in accordance with its strategic support expense policy. In connection with an Investment by us in a Third-Party Fund Manager in or alongside Other Blackstone Accounts or related vehicles, we could be required to bear, directly or indirectly, a portion of the expenses associated with the strategic support services provided to such Third-Party Fund Manager.

Multiple Blackstone Business Lines.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group (“BXCM”), which Blackstone, us, our Portfolio Entities and Other Blackstone Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. There will be no limitations on the ability of such other business units to provide services to or engage in transactions with Third-Party Fund Managers in which we invest and their affiliates or Portfolio Entities, and Unitholders will not be entitled to share in any fees or payments received in respect of any such services or transactions or receive notice thereof, and any such fees or payments will not result in any offset to Fund Fees. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Sponsor that would be relevant to monitoring our Investments and other activities, including as a result of information received from Third-Party Fund Managers in connection with such other Blackstone businesses. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict or otherwise limit the ability of us or our Portfolio Entities and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete
in connection with a sale or other transaction or agreed to other restrictions that could impact our ability to consummate investments. These types of restrictions may negatively impact our ability to implement our investment program. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities.” Finally, Blackstone personnel who are members of the investment team or the BXINFRA Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other personal or business activities, in which case we will not benefit from their experience. The Unitholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Sponsor will consider such relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity and such relationships can be expected to influence the Sponsor’s decision to make or not make particular investments on our behalf. We may also co-invest
with clients of Blackstone in particular investments, and the relationship with such clients may influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We could be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Portfolio Entity Relationships Generally” herein. We may also co-invest
with Other Blackstone Accounts or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Sponsor with respect to our Investments and otherwise result in a conflict. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.

Finally, Blackstone and Other Blackstone Accounts could acquire our Units in the secondary market. Blackstone and Other Blackstone Accounts would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of our Investments.
Minority Investments in Asset Management Firms.
Blackstone and Other Blackstone Accounts regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, us, Other Blackstone Accounts and our/their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio entities. It is contemplated that we will participate in these kinds of investments. Typically, the Blackstone-related party with an interest in the asset management firm would be entitled to receive a share of carried interest / performance-based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone-related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although we, Blackstone, and Other Blackstone Accounts do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control
investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone, us and Other Blackstone Accounts will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed “affiliates” of Blackstone for any purpose, Blackstone could, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic / revenue sharing interest therein may give rise to conflicts of interest. We may from time to time participate in such investments alongside Other Blackstone Accounts. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose our Investments to claims by third parties in connection with such Investments (as indirect owners of such asset management firms or similar businesses) that could have an adverse financial or reputational impact on our performance. Furthermore, it is expected that, from time to time, we, our affiliates and our/their respective Portfolio Entities will engage in transactions with, and buy and sell Investments from, any such third-party asset managers and their sponsored funds, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Blackstone-related party earning carried interest / performance-based incentive compensation and/or fee income in respect of such transactions. Subject to the terms of the Partnership Agreement, such transactions and other commercial arrangements between such third-party asset managers and us and our Portfolio Entities may not be subject to Board of Directors’ approval. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and us and our Portfolio Entities, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in our favor. Unitholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions.
Blackstone Policies and Procedures; Information Walls.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures, such as Blackstone’s information wall policy, implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that we expect to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including, but not limited to, private equity, growth equity, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between us and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that may reduce the positive synergies that we expect to utilize for the purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public
information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve their investment objective by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between the Sponsor and other business units at Blackstone. For example, in some instances, personnel of Blackstone may be unable, for example, to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to arrange for the sale and liquidation of all or any portion of an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
Although Blackstone has implemented information walls and restrictions on information sharing, to the extent that Blackstone is in possession of material non-public
information or is otherwise restricted from trading in certain securities, we and the Sponsor may also be deemed to be in possession of such information or otherwise restricted. This could reduce our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our and/or our Portfolio Entities’ and our/their affiliates’ ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Data.
Blackstone receives, generates or obtains various kinds of data and information in connection with us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts, and service providers, including, but not limited to, data and information relating to business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, carbon emissions, and related metrics, financial information, commercial and transactional information, customer and user data, employee data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding) this data and information from us, Other Blackstone Accounts, our/their Portfolio Entities, our Unitholders and investors in Other Blackstone Accounts. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give Blackstone access to (and rights regarding, including ownership and distribution rights over) data that it would not otherwise obtain in the ordinary course, with us, Other Blackstone Accounts, our/their Portfolio Entities, and, at their election, certain of our Unitholders and investors in Other Blackstone Accounts, as well as with related parties and service providers. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on behalf of us and Other Blackstone Accounts, information obtained from us, our Portfolio Entities, and, at their election, certain Unitholders and investors in Other Blackstone Accounts also provides material benefits to Blackstone, Other Blackstone Accounts or Portfolio Entities, typically without compensation or other benefit accruing to us, our Unitholders or Portfolio Entities. For example, information from a Portfolio Entity owned by us can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction to a company’s management team on strategy or operations, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, typically without compensation or benefit to us or our Portfolio Entities. Further, this alternative data is expected to be aggregated across us, Other Blackstone Accounts and our/their respective portfolio companies and, in connection therewith, Blackstone is expected to serve as the repository for such data, including with ownership, use and distribution rights therein. Blackstone may also share data from a Portfolio Entity (on an anonymized basis) with a portfolio entity of an Other Blackstone Account, which may increase a competitive disadvantage for, and indirectly harm, such Portfolio Entity (although the opposite may be true as well, in which case a Portfolio Entity of the Fund may receive data from a portfolio company of an Other Blackstone Account). In addition, Blackstone may have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties (including confidentiality agreements entered into with Third-Party Fund Managers in which we invest) to maintain confidentiality, and regulatory limitations on the use and distribution of material non-public
information, Blackstone is generally free to use and distribute data and information from our activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to trading activities or use for the benefit of Blackstone or an Other Blackstone Account. This may include utilizing information received from Third-Party Fund Managers in furtherance of such purpose, subject to confidentiality obligations owed by the Sponsor or its affiliates. Any confidentiality obligations of ours do not limit Blackstone’s ability to do so. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information provided by or relating to a Portfolio Entity or a Third-Party Fund Manager in the same or related industry. Such trading or other business activities is expected to provide a material benefit to Blackstone without compensation or other benefit to us or our Unitholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the Unitholders acknowledge and agree that any benefits received by Blackstone or its personnel (including fees (in cash or in-kind),
costs and expenses) will not be subject to Fund Fee offset provisions or otherwise shared with us or our Unitholders. As a result, the Sponsor has an incentive to pursue Investments that have data and information that can be utilized in a manner that benefits Blackstone or Other Blackstone Accounts. See also “—Blackstone-Affiliated Service Providers” and “—Data Management Services” herein.
Buying and Selling Investments or Assets from Certain Related Parties.
We and our Portfolio Entities can be expected to purchase Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, from or sell Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, including the parties which such Unitholders, Portfolio Entities of Other Blackstone Accounts, own or have invested in. In certain circumstances, it can be expected that the proceeds received by a seller from us in respect of an investment or asset will be distributed, in whole or in part, to a related party (i.e., a Unitholder, Other Blackstone Account and/or portfolio companies thereof) of ours when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller). In such circumstances, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties may also have limited governance rights in respect of such seller or such investment or asset. Blackstone will generally rely upon internal analysis to determine the ultimate value of the applicable investment or asset, though it could also obtain third-party valuation reports in respect thereof. Such purchases and sales could occur on a programmatic basis. In each such circumstance, it can be expected that the proceeds received by a seller from us (or our Portfolio Entities) in respect of an investment or asset could be distributed, in whole or in part, to a related party (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such seller)). In other circumstances where we or a related party of ours (i.e., a Unitholder, Portfolio Entity or Other Blackstone Account) holds publicly traded securities in a Portfolio Entity and we or such related party have entered into a privately negotiated transaction with such Portfolio Entity, we or such related party can be expected to receive (directly or indirectly) proceeds from such related party or us, as applicable, upon the consummation of such privately negotiated transaction. In each such circumstance, Unitholders, Other Blackstone Accounts, portfolio entities or their respective related parties may also have limited governance rights in respect of such seller or such investment or asset. Purchases and sales, directly or indirectly, of Investments or assets between us or our Portfolio Entities, on the one hand, and Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, on the other hand, are not subject to the approval of the Board of Directors or any Unitholder unless required under the Advisers Act or other applicable law or regulation. We may originate or initially acquire an Investment (or portfolio of related Investments) in circumstances where we expect that certain portions or tranches thereof (which may be of different levels of seniority or credit quality) will be syndicated to one or more Other Blackstone Accounts or when such Other Blackstone Accounts provide equity or debt financing to us or third-party purchasers in connection with the disposition of such assets as described above (in which case Blackstone will have conflicting duties in determining the tranching thereof). Blackstone will have conflicting duties to us and Other Blackstone Accounts when we (or our Portfolio Entities) buy or sell assets from or to Other Blackstone Accounts (and, potentially, when we buy, sell or redeem interests in Other Blackstone Accounts), including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts. In addition, certain financings between us and Blackstone affiliates may involve structuring that in form is a transaction between us and an affiliate, but will not be treated as the sale of an Investment from or to us from a Blackstone affiliate to us, or from us to a Blackstone affiliate, for any purposes, as determined by the Sponsor in good faith. For example, where we, in anticipation of a take private transaction, purchase publicly traded securities of an issuer in which an Other Blackstone Account holds a de minimis interest, such take private transaction, if structured as a merger between the issuer and one or more subsidiaries of ours would generally not be treated as the sale of an investment in such issuer from such Other Blackstone Accounts to us for purposes of the Partnership Agreement, including in a situation where holders of the securities of the issuer automatically receive cash consideration in exchange for their interest when the merger becomes effective. There can be no assurance that any assets sold by us to an Other Blackstone Account or Portfolio Entities thereof (or where such Other Blackstone Account is providing financing to us or a third-party purchaser) will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing us to sell an asset to an Other Blackstone Account as provided above. For example, a bidder that is not or has otherwise chosen not to work with an Other Blackstone Account for such financing may perceive the process as favoring parties that are doing so. While Blackstone will seek to develop sales procedures that mitigate conflicts for us, there can be no assurance that any bidding process will not be negatively impacted by the presence of any Other Blackstone Accounts. In addition, we may “rent” a license of an Other Blackstone Account or a Portfolio Entity of an Other Blackstone Account, which may involve us transferring Investments or assets to such licensor, for a fee. Further, a Portfolio Entity may sell its data to Unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties. See also “—Data” and “—Data Management Services” herein. These transactions involve conflicts of interest, as Blackstone may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. For example, there can be no assurance that any Investment or asset sold by us to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such Investment or asset were sold to a third party rather than to a Unitholder, Portfolio Entity of an Other Blackstone Account or any of their respective related parties. Blackstone will not be required to solicit third-party bids or obtain a third-party valuation prior to causing us or any of our Portfolio Entities to purchase or sell any Investment or asset from or to a Unitholder, a Portfolio Entity of an Other Blackstone Account or any of their respective related parties as provided above (or to purchase, sell or redeem any interests in an Other Blackstone Account). These conflicts relating to buying or selling Investments or assets to or from certain related parties will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Selling Assets to Other Blackstone Accounts.
Blackstone will have conflicting duties to us and Other Blackstone Accounts when we sell assets to Other Blackstone Accounts, including as a result of different financial incentives Blackstone may have with respect to us and such Other Blackstone Accounts, subject to the Partnership Agreement. There can be no assurance that any assets sold by us to an Other Blackstone Account will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account. Blackstone will not be required to solicit third-party bids prior to causing us to sell an asset to an Other Blackstone Account as provided above. These conflicts will not necessarily be resolved in our favor and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Blackstone Strategic Relationships.
Blackstone has entered, and it can be expected that Blackstone in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) (“Strategic Relationships”). A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to multiple Blackstone funds, one of which may be the Fund. To the fullest extent permitted by law, the Unitholders will not receive a copy of any agreement memorializing a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored nations” election process any such rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that any further disclosure or reporting information will be shared with the limited partners about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, secondment arrangements, discounts or reductions on and/or reimbursement or rebates of management fees or carried interest, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investments
alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment,
and preferential terms and conditions related to
co-investment
or other participation in Blackstone vehicles (including any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that may result if certain target co-investment
allocations or other conditions under such arrangements are not achieved)). The co-investment
that is part of a Strategic Relationship may include
co-investment
in investments made by us. Blackstone, including its personnel (including our personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships. Strategic Relationships will therefore, in certain circumstances, result in fewer co-investment
opportunities (or reduced allocations) being made available to the Unitholders. See also “—Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment”
herein.

Other Blackstone Accounts; Allocation of Investment Opportunities.
Blackstone invests its own capital and third-party capital throughout the world, including on behalf of its other investment funds, investment vehicles, permanent capital vehicles, accounts and related entities (including Other Blackstone Accounts), which includes a number of existing Other Blackstone Accounts that have an investment strategy or objective that is adjacent to or overlaps with those of ours. The investment objectives of such Other Blackstone Accounts may be a subset of, overlap significantly with, or be more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than the investment objectives of the BXINFRA Fund Program, and allocations of relevant investment opportunities will be made to such Other Blackstone Accounts on a priority basis. Moreover, Blackstone may establish Other Blackstone Accounts or other vehicles that would otherwise be Other Blackstone Accounts but for the fact that the vehicles will not target multiple investments and/or are publicly-offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on
acquisitions. Such Other Blackstone Accounts may be sponsored and managed by the Sponsor or its affiliates and may participate alongside the BXINFRA Fund Program with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to the BXINFRA Fund Program). Unitholders should expect that not all of the investment opportunities suitable for the BXINFRA Fund Program will be presented to the BXINFRA Fund Program. Investment opportunities that might otherwise fall within investment objectives of the BXINFRA Fund Program or strategy may be allocated to Other Blackstone Accounts (in whole or in part). In addition, certain Other Blackstone Accounts have investment objectives, and a history of investing in investments that are a subset of or overlap with the investment objectives of the BXINFRA Fund Program’s investment program.
BXINFRA Fund Program.
BXINFRA may invest alongside Other Similar Funds that form part of the BXINFRA Fund Program. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios. As a result, certain conflicts may arise between BXINFRA and Other Similar Funds with respect to the allocation of investment opportunities. Investment opportunities will be allocated between BXINFRA and Other Similar Funds in accordance with Blackstone’s policies and procedures, which generally provide that allocations are determined on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, subject to the following considerations: (a) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of us and such other vehicles; (b) available capital of us and such other vehicles; and (c) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment; (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment; (c) expected cash characteristics of the investment (such as cash-on-cash
yield, distribution rates or volatility of cash flows); (d) expected capital expenditures required as part of the investment; (e) portfolio diversification and concentration concerns with respect to us and Other Similar Funds; (f) repurchase or redemption requests and anticipated future subscriptions for us and Other Similar Funds; (g) anticipated tax treatment of the investment; (h) timing expected to be necessary to execute an investment; and (i) other considerations deemed relevant by the Sponsor in good faith.
Additionally, because the BXINFRA Fund Program invests across Blackstone’s Infrastructure Platform, it is expected that its investment strategy will overlap with that of Other Blackstone Accounts that are actively investing and similarly overlap with future Other Blackstone Accounts. Although the BXINFRA Fund Program may make unique investments that are not shared by Other Blackstone Accounts outside of the BXINFRA Fund Program, it is expected that investment opportunities will be shared with Other Blackstone Accounts outside of the BXINFRA Fund Program to the extent such opportunities fall within the narrower investment strategy of such Other Blackstone Account and our broader investment strategy across the BXINFRA Fund Program. This overlap will from time to time create conflicts of interest, which the Sponsor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their policies and procedures. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXINFRA Fund Program’s investment strategy and objective are expected to be allocated on a priority basis in whole or in part to Portfolio Entities, Other Blackstone Accounts, Portfolio Entities of Other Blackstone Accounts, or Blackstone.

It is expected that some activities of Blackstone, the Other Blackstone Accounts and their Portfolio Entities, including other vehicles in the BXINFRA Fund Program, will compete with us and our Portfolio Entities for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. Blackstone may also from time to time make and hold investments of various types with or in lieu of Other Blackstone Accounts. Although such investments could be limited or restricted by the organizational documents of or other agreements relating to Other Blackstone Accounts, to the extent Blackstone does make or hold such investments, many of the conflicts of interest associated with the activities of Other Blackstone Accounts also apply to such investment activities of Blackstone. The Sponsor and its investment personnel have conflicting loyalties in determining whether an investment opportunity should be allocated to us, Blackstone or an Other Blackstone Account (including but not limited to other vehicles in the BXINFRA Fund Program), and these conflicts may not necessarily be resolved in favor of us. Blackstone has adopted guidelines and policies, which it can be expected to update from time to time, regarding allocation of investment opportunities.
In circumstances in which any Other Blackstone Accounts outside the BXINFRA Fund Program have investment objectives or guidelines that overlap with those of the BXINFRA Fund Program, in whole or in part, the Sponsor generally determines the relative allocation of investment opportunities between or among one or more of the BXINFRA Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXINFRA Fund Program not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. Among the factors that the Sponsor considers in making investment allocations among the BXINFRA Fund Program and Other Blackstone Accounts are the following: (a) any applicable investment strategies, investment mandates, objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions, obligations and terms relating to the BXINFRA Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (b) available capital of the BXINFRA Fund Program and such Other Blackstone Accounts, (c) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXINFRA Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return, (b) sourcing of the investment and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXINFRA Fund Program and the Other Blackstone Accounts, (c) the sector and geography/location of the investment, (d) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (e) expected investment return, (f) risk/return profile of the investment, (g) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (h) capital expenditure required as part of the investment, (i) portfolio diversification and concentration concerns (including, but not limited to, (1) allocations necessary for the BXINFRA Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXINFRA Fund Program and the BXINFRA Fund Program or such Other Blackstone Account needs a non-pro
rata additional allocation to maintain a particular concentration in that type of investment) and (2) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (j) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (k) avoiding allocation that could result in de minimis or odd lot investments, (l) redemption or withdrawal requests from a client, fund or vehicle and anticipated future contributions into an account, (m) ability to employ leverage and expected or underwritten leverage on the investment, (n) the ability of a client, fund or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, (o) the credit and default profile of an investment or borrower (e.g., FICO score of a borrower for residential mortgage loans), (p) the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, (q) with respect to investments that are made available to Blackstone by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for all clients, (r) contractual obligations,
(s) co-investment
arrangements, (t) potential path to ownership, (u) the relative stage of the BXINFRA Fund Program’s and such Other Blackstone Account’s investment periods (e.g., early in a vehicle’s investment period (where an investment period is applicable), the Sponsor may over-allocate investments to such vehicle), (v) anticipated tax treatment of the investment, (w) timing expected to be necessary to execute an investment, and (x) other considerations deemed relevant by the Sponsor in good faith. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXINFRA Fund Program’s investment strategy and objective may be allocated in whole or in part to Portfolio Entities, Other Blackstone Accounts or Portfolio Entities of Other Blackstone Accounts, or Blackstone. The allocation of investments to Other Blackstone Accounts, including as described above, will result in fewer investment opportunities for the BXINFRA Fund Program. Additionally, Other Blackstone Accounts may be incentivized to offer a certain amount of co-investment
opportunities to their limited partners, which may result in fewer investment opportunities being made available to us.
The Sponsor makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to the Sponsor, or circumstances not foreseen by the Sponsor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Sponsor determines to be consistent with the return objectives of an Other Blackstone Account rather than the BXINFRA Fund Program could exceed the Sponsor’s expectations and underwriting and generate an actual return that would have been appropriate for the BXINFRA Fund Program. Conversely, an investment that the Sponsor expects to be consistent with the BXINFRA Fund Program’s return objectives will, in certain circumstances, fail to achieve or exceed them. Any such judgments and application involves inherent conflicts and risks that assumptions regarding investment opportunities may not ultimately prove correct. As such, there can be no assurance that the subjective judgments made by the Sponsor will prove correct in hindsight. Furthermore, in certain circumstances where we are participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Sponsor is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Sponsor could change the applicable investment allocations as between us and such Other Blackstone Accounts between such signing and/or funding of the deposit and the closing of such investment opportunity as it determines appropriate based on factors the Sponsor deems relevant in its sole discretion. In such circumstances, our and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. In addition, the Sponsor could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to the Sponsor at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Sponsor in respect of such investment opportunity. In such circumstance, the Sponsor could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone Accounts (or vice versa) (such fund from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating
Fund agrees to pursue the investment, Blackstone will determine, in its sole discretion, whether and to what extent the non-Reallocating
Fund will reimburse the Reallocating Fund for any deferred acquisition costs (including non-refundable
or refundable deposits, breakage fees, due diligence costs and other fees and expenses) incurred by the Reallocating Fund relating to such Reallocated Investment, and any such reimbursement would be made without the consent of the Board of Directors, the Unitholders, or otherwise, as applicable.
We will also invest alongside Other Blackstone Accounts (including other vehicles in which Blackstone or its personnel invest) in investments that are suitable for one or more of ourselves and such Other Blackstone Accounts. To the extent we jointly hold securities with any Other Blackstone Account that has a different expected duration or different liquidity terms, conflicts of interest will arise between us and such Other Blackstone Account with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. Even if we and such Other Blackstone Accounts and/or co-investment
or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us and/or such Other Blackstone Accounts and vehicles may not be the same. Additionally, we and/or such Other Blackstone Accounts and/or vehicles will generally have different expiration dates and/or investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us and Other Blackstone Accounts). Such Other Blackstone Accounts may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we and/or such Other Blackstone Accounts may dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on
investments)) at different times and on different terms. In addition, Investments alongside Other Blackstone Accounts in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a Portfolio Entity in which we and any Other Blackstone Account hold an investment or otherwise if at any time we and an Other Blackstone Account both hold public securities in the same Portfolio Entity, we and such Other Blackstone Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets. Blackstone may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on our different expiration dates and/or investment objectives and of such Other Blackstone Accounts or for other reasons, and this may result in Other Blackstone Accounts exiting earlier or at a higher price than us (or vice versa). Alternatively, we and any Other Blackstone Accounts may dispose of investments together and the timing of such disposition may in part be driven by an Other Blackstone Account’s term or return profile that may be different from ours, particularly in light of our perpetual nature. It is also possible that we and one or more Other Blackstone Accounts will buy certain investments or assets at or about the same time that one or more additional Other Blackstone Accounts are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles of our and/or of Other Blackstone Accounts. The Sponsor will not be required to provide notice or disclosure of the terms or occurrence of any such transactions to the Unitholders or obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will be resolved in favor of us.

In addition, in certain circumstances certain other investment vehicles will receive allocations of investments that are otherwise appropriate for us and/or Other Blackstone Accounts, which will from time to time result in us not participating (or participating to a lesser extent) in certain investment opportunities otherwise within its mandate. Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity within our mandate, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, their respective Portfolio Entities or Blackstone. In addition, the Sponsor will, in certain circumstances, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have insufficient capital to pursue the investment, we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sponsor in its sole discretion, or the investment is not appropriate for us for other reasons as determined by the Sponsor in its good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts or Portfolio Entities, investors in us or Other Blackstone Accounts, joint venture partners, related parties or third parties, and such parties may pursue the opportunity.
When the Sponsor determines not to pursue some or all of an investment opportunity for us that would otherwise be within our objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including the Sponsor personnel), can be expected to receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by us to the Sponsor. As a result, the Sponsor (including the Sponsor personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us or to source investment opportunities for Other Blackstone Accounts, which could result in fewer opportunities (or reduced allocations) being made available to us or to the Unitholders as co-investment.
In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment. For example, certain Other Blackstone Accounts are multi-strategy funds focused on sourcing, diligencing, and executing special situation investments, pursue investments across asset classes and geographies, operating under a flexible, opportunistic mandate which is expected to overlap with our investment objective. Blackstone, including the Sponsor and its personnel, is expected to receive compensation, including an allocation of carried interest and/or referral fees, as a result of certain investment allocation-related arrangements with certain Other Blackstone Accounts, and any such compensation could be greater than amounts paid by us to the Sponsor and may result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Certain Other Blackstone Accounts are expected to contractually or legally limit the investment opportunities available to us. For example, certain Other Blackstone Accounts may agree with investors that co-investment
opportunities first be offered to the investors in such product prior to any such opportunity being offered to us. By executing their subscription documents with respect to our Fund, the Unitholders will be deemed to have acknowledged that Other Blackstone Accounts will from time to time share and/or receive priority allocation of certain investments that might be otherwise appropriate for us or will from time to time otherwise participate in investments alongside us. As a result of the foregoing, we will not receive an allocation of each investment opportunity within its mandate. To the extent such Other Blackstone Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to us.
In addition, as a general matter, it is expected that Blackstone’s Real Estate, Private Equity, Strategic Partners and Credit businesses will receive priority over most real estate opportunities, large control equity opportunities, secondaries and certain types of credit opportunities, respectively. The arrangements described herein will result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Such Other Blackstone Accounts will from time to time (a) make or receive priority allocations of certain investments that are appropriate for us and (b) participate in investments alongside us, provided that any such allocation may be subsequently adjusted at Blackstone’s direction. Any such Other Blackstone Accounts may be advised by a different Blackstone business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Sponsor believes to be the case. In any event, there can be no assurance that the Sponsor’s assessment will prove correct or that the performance of any Investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Blackstone, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of incentive allocations or referral fees or revenue shares, and any such compensation could be greater than amounts paid by us to the Sponsor. In some cases, Blackstone earns greater fees when Other Blackstone Accounts participate alongside or instead of us in an Investment.
In addition, Other Blackstone Accounts, including those pursuing Blackstone’s “Strategic Partners” strategy, sponsor or manage various funds, vehicles and accounts that, like us, invest a substantial amount of their assets in interests in private funds, including both funds sponsored or managed by other Blackstone affiliates and funds sponsored or managed by third parties, through secondary market purchases of such interests and primary commitments to such funds. Such Other Blackstone Accounts may, from time to time, participate in investments alongside us. This will from time to time result in such Other Blackstone Accounts receiving a significant share of an investment opportunity in which we participate, including, potentially, in connection with a substantial portion of the investments made by us. In addition, circumstances could arise where there is an investment opportunity that is suitable for both us and such Other Blackstone Accounts and, instead of us participating in the investment directly alongside such Other Blackstone Accounts, we will participate in the investment indirectly through an investment in one of such Other Blackstone Accounts that, in turn, participates in that investment directly. In such circumstances, although we would not bear management fees or performance fees in connection with a Primary Commitment to such Other Blackstone Accounts, we would bear other expenses related to such Other Blackstone Accounts and thus we could ultimately be required to pay a higher amount of expenses in connection with the investment than we would have otherwise paid had we participated in the investment directly. Additionally, formal information barriers in place between the Other Blackstone Accounts pursuing Blackstone’s “Strategic Partners” strategy and other Blackstone business units could restrict the flow of information about investment opportunities to the Sponsor. Such restrictions could, in some circumstances, prevent the Other Blackstone Accounts from sharing an investment opportunity with the Sponsor (including in cases where the investment opportunity is suitable for us) or from discussing with the Sponsor an investment made jointly by such Other Blackstone Account and ourselves.
Certain Other Blackstone Accounts (including those pursuing Blackstone’s “Total Alternatives Solution” strategy), similar to us, are part of a multi-strategy program designed to provide investors with exposure to a multitude of Blackstone’s investment programs. However, the investment strategy of such Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy differs from ours in certain important respects. For example, such Other Blackstone Accounts, relative to us, invest in a broader mix of Blackstone’s key investment program. The overlapping objectives of ours and such Other Blackstone Accounts referred to in this paragraph could also give rise to conflicts of interest relating to the allocation of investment opportunities, which Blackstone will seek to resolve in a fair and equitable manner, although there is no assurance that Blackstone will be able to do so.
Potential investors should note that the terms of the existing and future Other Blackstone Accounts alongside which we may invest (including with respect to the economic terms such as management fees and performance-based compensation and the calculations, timing and amount thereof, investment limitations, co-investment
arrangements, geographic and/or sector focus/limitations, veto rights with respect to investments, liquidity rights, diversification parameters and any governance rights, reporting rights or information rights afforded to limited partners of such Other Blackstone Accounts and other matters) may materially differ, and may in some instances be materially more favorable to the investors in such Other Blackstone Accounts. For example, one or more Other

Blackstone Accounts may have investment objectives that are more narrowly focused (e.g., focusing on one asset class, sector and/or one geographic region) than our investment objectives. Such different terms will from time to time create potential conflicts of interests for the Sponsor or its affiliates, including with respect to the allocation of investment opportunities and may otherwise impact the calculation and presentation of investment returns. In particular, the existence of different rates of performance-based compensation may create a potential conflict of interest for the Sponsor or its affiliates in connection with the allocation of investment opportunities.
Our investors who independently are also investors in Other Blackstone Accounts may be subject to more concentration risk given the potential exposure to the same underlying deals through multiple avenues.
The Sponsor will share personnel (including members of the BXINFRA Investment Committee and investment team members) and resources with other Blackstone businesses. The overlap between these businesses and the Sponsor may result in us participating to a lesser degree or not at all in certain investments that are allocated to the Other Blackstone Accounts.
Blackstone will be permitted to make investments alongside us (including via participation by Blackstone affiliates and related parties, and entities and other key advisors and relationships of Blackstone, including in certain circumstances, Other Blackstone Accounts). We may also participate in Blackstone’s side-by-side
rights with respect to Other Blackstone Accounts. Such
side-by-side
investments will generally result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side
investment rights. Blackstone generally receives no fees in relation to side-by-side
investments, but will often receive additional income in fees and performance compensation from Other Blackstone Accounts in connection with such investments. Additionally, Other Blackstone Accounts will be permitted (or have the preferred right) to participate in Blackstone’s side-by-side
co-investment
rights (and may be allocated a substantial portion of Blackstone’s side-by-side
co-investment
rights (and in some cases, a majority)). In particular, the Other Blackstone Accounts pursuing Blackstone’s “Total Alternatives Solution” strategy, which invest in, or alongside, multiple Blackstone funds, will participate in investments alongside us pursuant to Blackstone’s side-by-side
investment rights, and in such cases Blackstone would be eligible to receive fees and carried interest from the investors in such vehicles (as determined in Blackstone’s sole discretion). Additionally, such Other Blackstone Accounts will participate in investments alongside us or funds outside of Blackstone’s side-by-side
program. The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Blackstone Accounts. Such variation may create an incentive for Blackstone to allocate a greater percentage of an investment opportunity to us or such Other Blackstone Accounts, as the case may be.
We may from time to time participate in investments in or relating to Portfolio Entities of Blackstone (including BXi, as defined below), Other Blackstone Accounts, and any successor fund of such Other Blackstone Accounts may also participate in investments relating to Portfolio Entities in which we may have an investment (or vice versa), including, for example, investments in or relating to Portfolio Entities that represent “platform” investments where additional opportunities to invest are made available to the Sponsor, where the Sponsor and/or its affiliates determine that doing so is appropriate under the circumstances. Additionally, such related Portfolio Entities may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform,” combined and/or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in our interest in any such investment being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that we will not be adversely affected by such arrangements. For example, we, any such platform entities, Portfolio Entities and other vehicles or entities in which one or more affiliates of Blackstone hold an interest (including, but not limited to, Other Blackstone Accounts and their affiliates) may engage in activities that compete with those of ours and certain Other Blackstone Accounts and otherwise make investments of a type that would be suitable for the same. Such activities may result in allocations of investment opportunities to any such “platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an affiliate of Blackstone holds an interest and consequently may result in us and/or certain Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated. Similarly, we may from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and we may later also invest in one or more such companies. Additionally, Portfolio Entities of Blackstone may raise additional capital in the future at a time when those funds do not have sufficient reserves to take their pro-rata
share of such capital raise, and in such instances we may take any amount that those funds are unable to participate in. Given the potential benefits to BXi and/or Blackstone and/or such Other Blackstone Accounts (including, for example, higher valuations on its investment, the potential receipt of proceeds from our investment or, if the company is distressed, the potential for additional financial support), the Sponsor may be incentivized to cause us to invest in such companies and there can be no assurances that the related conflicts of interests (including as it relates to the valuation at which we invest) will be resolved in a manner favorable to us.
In instances where we invest at a significantly higher (or lower) valuation than BXi, Blackstone and/or such Other Blackstone Accounts, we and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of our investment. Additionally, we, BXi and such Other Blackstone Accounts will generally have different investment periods or expiration dates and/or investment objectives (including return profiles), which differences may be heightened as a result of their investments being made at different times and valuations from us, and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, we and/or such other parties may dispose of any such shared investment at different times and on different terms. The consent of the Board of Directors is not required in connection with such investments in which Blackstone or Other Blackstone Accounts have a pre-existing
interest.
Holding Entities and Tracking Interests
. The Sponsor may determine that for legal, tax, regulatory, accounting, administrative or other reasons we should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Blackstone Accounts hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among us and such Other Blackstone Accounts as described in “—Allocation of Portfolios”) in respect of which we do not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by us would be specifically attributed to us through tracking interests in such holding entity or back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that we would be deemed for purposes of the Partnership Agreement to hold our Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Blackstone Accounts). The use of such investment structures in connection with our investment activities could have an adverse impact on us. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by an Other Blackstone Account, but not us, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by us, but not the Other Blackstone Account. Our investment made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which we do not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by us and the Other Blackstone Account. Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to us and/or Other Blackstone Account. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements, time period requirements in existence), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity

(e.g., as an administrator or other role requiring a license) that it otherwise would not have but for the rules, regulations and/or requirements in such jurisdiction. It is possible that we will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Blackstone Account participating through such structure for their investments and it is expected that such Other Blackstone Account would reimburse us for any such costs and expenses on a pro rata basis.
Fund
Life Commitments.
We will invest in certain Other Blackstone Accounts by making a fund life commitment to such Other Blackstone Accounts. We will participate in such fund life commitments in most instances through an aggregator vehicle controlled by the Sponsor or an affiliate thereof, and we will commence and end our participation in an Other Blackstone Account (through the aggregator vehicle) at different times to other investors. In connection with such fund life commitments, an Other Blackstone Account may provide the Sponsor with investment-by-investment
tracking of investment proceeds; that is, such Other Blackstone Account will inform the Sponsor of the particular underlying investment of such Other Blackstone Account to which the investment proceeds relate. In such cases, investment proceeds from such Other Blackstone Accounts will generally be allocated to us based on the particular underlying investment of such Other Blackstone Account that generated such investment proceeds (and, therefore, the allocation of such investment proceeds will take into account our relative contributed capital to the applicable underlying investment). However, in certain cases, an Other Blackstone Account will not provide the Sponsor with investment-by-investment
tracking of investment proceeds. With respect to such instances, the Sponsor has adopted a practice, which it may amend, modify, revise or supplement from time to time without notice to the Unitholders, regarding allocation of the investment proceeds it receives from such Other Blackstone Account. The Sponsor will seek to allocate investment proceeds based on a formulaic, time-weighted approach that generally takes into account (a) the amount invested in an Other Blackstone Account by us and (b) our expected hold time of such investment, which is generally based on the total expected number of days of such Other Blackstone Account’s term (generally determined based on such Other Blackstone Account’s governing documents). As it relates to Other Blackstone Accounts that will not provide the Sponsor with investment-by
investment tracking of investment proceeds, while the Sponsor believes the foregoing time-weighted approach to the allocation of investment proceeds to us is reasonable, it is expected that the application of such methodology will result in us receiving less, or more, investment proceeds from any such Other Blackstone Account than we would have received had such Other Blackstone Account provided investment-by-investment
tracking of investment proceeds. A number of factors will affect when we would receive less, and when we would receive more, investment proceeds from such Other Blackstone Accounts, including, for example and without limitation, the timing of each applicable Other Blackstone Account’s capital calls, investment realizations and distributions of investment proceeds.
Allocation of Portfolios.
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s determination of, among other things, the expected returns and risk profile of each of the assets and in any such case, the combined purchase price paid to a seller would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of ours will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase an investment or an entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the investment or portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa), and any such sell-down of assets will not be subject to the approval of the Board of Directors, any Unitholder, or otherwise, as applicable. These conflicts related to allocation of portfolios will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally.
We can be expected to hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments, as a result of information walls or otherwise). Generally, there are no limitations in the Partnership Agreement with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for Other Blackstone Accounts that are adverse to us (and vice versa). If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction.
In addition, under certain circumstances, we may be prohibited (or may refrain) from decision-making or exercising other rights we would otherwise have with respect to a Portfolio Entity, as a result of our affiliation with Other Blackstone Accounts that own different interests in such Portfolio Entity. While the Sponsor will seek, where applicable, to have a third party exercise rights on our behalf for the purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors
or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche), and in such circumstances the absence of any such third party could adversely affect us or our interest in the Portfolio Entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest. The Unitholders will in no way receive any benefit from fees paid to the Sponsor or its affiliates from a Portfolio Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). Moreover, in a case where a conflict of interest arises with respect to a Third-Party Fund Manager in which we have invested, Blackstone will often not be in a position to mitigate or ameliorate the conflict but will instead need to be reliant upon such Third-Party Fund Manager.

Other Blackstone Accounts are likely to have an interest in an investment vehicle sponsored by a Third-Party Fund Manager in which we have invested, or in an investment owned by such Third-Party Fund Manager (directly or indirectly) (or vice versa). There can be no assurances that such situations will not give rise to conflicts of interest, or that they will be resolved in our favor.
Simultaneous Transactions.
There may be instances where Blackstone negotiates transactions with counterparties that involve us, an Other Blackstone Account and/or Blackstone in different capacities, subject to the Partnership Agreement. For example, we may sell or purchase an interest in a Portfolio Entity to a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a Portfolio Entity of an Other Blackstone Account or Blackstone. While these transactions may be separate or non-contingent,
due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to us on one hand, and such Other Blackstone Account or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interest of the applicable Other Blackstone Account and us and that the valuations are fair and reasonable to each respective fund, among other things. To the extent Blackstone believes that such transactions rise to the level of a conflict where mitigation would be appropriate, Blackstone may, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own, but is not required to do so or to engage in any other conflict mitigation techniques with respect to such transactions.
Related Financing Counterparties.
We can be expected to invest in companies or other entities in which Other Blackstone Accounts make an investment in a different part of the capital structure (and vice versa). The Sponsor requests in the ordinary course proposals from lenders and other sources to provide financing to us and our Portfolio Entities. The Sponsor takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with Blackstone in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone and its funds, and such other factors that Blackstone deems relevant under the circumstances. The cost of debt alone is not determinative.
Debt and/or equity financing to us and our Portfolio Entities is expected to be provided by Unitholders, Other Blackstone Accounts and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their Portfolio Entities, as well as by Blackstone itself. Blackstone could have incentives to cause us and our Portfolio Entities to accept less favorable financing terms from a Unitholder, Other Blackstone Accounts, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than us, even if the form of the transaction is not a financing. We or a Portfolio Entity could also occupy a different position in the capital structure than a Unitholder, Other Blackstone Account, their Portfolio Entities and other parties with material relationships with Blackstone, in which case Blackstone could have an incentive to cause us or a Portfolio Entity to offer more favorable financing terms to such parties. In the case of a related party financing between us or our Portfolio Entities, on the one hand, and Blackstone, Other Blackstone Accounts or their Portfolio Entities, on the other hand, the Sponsor could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Sponsor could instead rely on its own internal analysis, which the Sponsor believes is often superior to third-party analysis given Blackstone’s scale in the market. If however any of Blackstone, us, an Other Blackstone Account or any of our/their Portfolio Entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms’ length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to us or a Portfolio Entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. Blackstone does not believe either of these effects is significant, but no assurance can be given to Unitholders that these effects will not be significant in any circumstance. Subject to the terms of the Partnership Agreement, the Sponsor may not be required to obtain any consent or seek any approvals from Unitholders or the Board of Directors in the case of any of these conflicts.
Blackstone could cause actions adverse to us to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a Portfolio Entity than ours (e.g., provide financing to a Portfolio Entity, the equity of which is owned by us) and, vice versa, actions will, in certain circumstances, be taken for the benefit of us and our Portfolio Entities that are adverse to Other Blackstone Accounts. In addition, Third-Party Fund Managers in which we invest are managed independently from Blackstone and may take actions that are adverse to Blackstone and/or us. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (a) a forbearance of rights, including some or all non-economic
rights, by us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) by, for example, causing such Other Blackstone Account to decline to exercise certain control-
and/or foreclosure-related rights with respect to a Portfolio Entity by agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (b) causing us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) to hold only a non-controlling
interest in any such Portfolio Entity, (c) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be), or (iv) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by us or our Portfolio Entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where a Unitholder acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Blackstone-sponsored transactions, Blackstone will generally obtain the right to participate (for its own account or an Other Blackstone Account) in a portion of the financings with respect to such Blackstone-sponsored transactions on the same terms negotiated by third parties with Blackstone or other terms the Sponsor determines to be consistent with the market. Although

Blackstone could rely on third parties to verify market terms, Blackstone may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that we and our Portfolio Entities receive market terms.
In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. Such bridge financing and/or commitment would not be considered
“co-investment”
and would be sold down ahead of equity invested by us. Similarly, we and/or Other Blackstone Accounts may seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Accounts, co-investors
or third parties. The terms of any such acquisition and syndication will be determined by the Sponsor in its sole discretion and may involve a client initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest and the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of Fund Fees. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations. See also
“—Securities and Lending Activities” and “—Syndication; Warehousing” herein. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
In addition, the Sponsor or its affiliates may make short-term advances to us, which advances will accrue interest comparable to those received by a third party in an arm’s length transaction and will be repaid from subscriptions or other funds of ours. If the Sponsor or any of its affiliates lends funds to us, the terms of such lending will be disclosed to the Unitholders if the accrued interest thereon is allocated to the Unitholders; provided, that such disclosure is not required for advances for fund expenses in the ordinary course.
In addition, it is anticipated that in a bankruptcy proceeding our interests will likely be subordinated or otherwise adverse to the interests of Other Blackstone Accounts with ownership positions that are more senior to those of ours. For example, an Other Blackstone Account that has provided debt financing to an Investment of ours may take actions for its benefit, particularly if our Investment is in financial distress, which adversely impact the value of our subordinated interests.
Although Other Blackstone Accounts can be expected to provide financing to us and our Portfolio Entities, there can be no assurance that any Other Blackstone Account will indeed provide any such financing with respect to any particular Investment. Participation by Other Blackstone Accounts in some but not all financings of ours and our Portfolio Entities may adversely impact our and our Portfolio Entities’ ability to obtain financing from third parties when Other Blackstone Accounts do not participate, as it may serve as a negative signal to market participants.
Any financing provided by the Unitholders or an affiliate thereof to us or a Portfolio Entity is not a subscription to us and does not increase the NAV of such Unitholder’s interest. To the extent the Unitholders (or any limited partner in any Other Blackstone Account) or any of their affiliates provide debt financing to us or our Portfolio Entities, it will not be considered
“co-investment.”
These conflicts relating to financing counterparties will not necessary be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Conflicting Fiduciary Duties to Debt Funds.
Other Blackstone Accounts include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other debt instruments, including any of the investment funds or vehicles sponsored or managed by Blackstone Credit, an affiliate of Blackstone. As discussed above, it is expected that these Other Blackstone Accounts or investors therein will be offered the opportunity to provide financing to us with respect to investments made by us and its Portfolio Entities. Blackstone owes a fiduciary duty to these Other Blackstone Accounts and investors therein as well as to us and will encounter conflicts in the exercise of these duties. For example, if an Other Blackstone Account purchases high-yield securities or other debt instruments of a Portfolio Entity of ours, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to ours, Blackstone will encounter conflicts in providing advice to us and to these Other Blackstone Accounts with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where we hold an equity investment in a Portfolio Entity, the holders of such Portfolio Entity’s debt instruments (which may include one or more Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that subordinate or adversely impact the value of our investment in such Portfolio Entity. In addition, we could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Blackstone Account. Although measures described above in “—Related Financing Counterparties” can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Blackstone Accounts will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Blackstone Accounts can be expected to invest in securities of publicly traded companies that are actual or potential investments of ours or our Portfolio Entities. The trading activities of Other Blackstone Accounts may differ from or be inconsistent with activities that are undertaken for our or our Portfolio Entities’ account in any such securities. In addition, we may not pursue an investment in a Portfolio Entity otherwise within our investment mandates as a result of such trading activities by Other Blackstone Accounts.
Joint Investments.
We may enter into joint investments with Other Blackstone Accounts and may do so where such funds have certain governance rights for legal, regulatory or other reasons. Any such Other Blackstone Account may sell any such investment to any person or entity at any time and we may or may not participate with such Other Blackstone Account in such sale.
Related Financing of Counterparties to Acquire Investments or Assets from, or Sell Investments or Assets to, us and our Portfolio Entities.
In certain transactions, Other Blackstone Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from us and our Portfolio Entities. Generally, there are no limitations in the Partnership Agreement or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, we and our Portfolio Entities will from time to time purchase assets or Portfolio Entities from third parties that obtain, or currently have outstanding, debt financing from Other Blackstone Accounts. See “—Related Financing Counterparties” herein. Although Blackstone believes that the participation by Other Blackstone Accounts in such debt financings could be beneficial to us by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, us and our Portfolio Entities, Blackstone will have an incentive to cause us or the relevant Portfolio Entity to select to sell an Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other Blackstone Account to our potential detriment. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times may influence the buyer or the seller, as the case may be. The Sponsor could thereafter cause us or a Portfolio Entity to sell an Investment or asset to, or buy an Investment or asset from, a third party that has received financing from an Other Blackstone Account, even when such third party has not offered the most attractive price for the Investment or asset. Unitholders rely on the Sponsor to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, our Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.

Co-Investment
Opportunities.
We may allocate
co-investment
opportunities to Unitholders, Other Blackstone Accounts and their investors, Blackstone affiliates and other parties with whom Blackstone has a material relationship. The offering and allocation of co-investment
opportunities is entirely and solely in the discretion of the Sponsor. Furthermore, co-investment
offered by Blackstone will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors)
as Blackstone determines to be appropriate in its sole discretion on a case-by-case
basis, which can be expected to differ amongst
co-investors
with respect to the same
co-investment.
In addition, the performance of Other Blackstone Accounts
co-investing
with us is not considered for purposes of calculating the Performance Participation Allocation payable by us to the Sponsor. Furthermore, we and co-investors
will often have different investment objectives and limitations, such as return objectives, leverage limitations and maximum hold period. Blackstone, as a result of the foregoing, will have conflicting incentives in making decisions with respect to such opportunities. Even if we and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
Blackstone has established and may in the future establish more co-investment
vehicles managed or advised by Blackstone to facilitate the participation of third-party co-investors
(who may or may not be Unitholders of ours and/or investors in Other Blackstone Accounts), including “standing,” dedicated or committed co-investment
vehicles (the “Other
Co-Invest
Vehicles”), which may or may not be subject to more favorable rights and/or terms than us and to which Blackstone, in its capacity as general partner of the Other
Co-Invest
Vehicles, may make a capital commitment for tax or regulatory purposes. Certain Other
Co-Invest
Vehicles may be fully committed and provide the investors therein with no discretion regarding the deployment of capital. The use of such vehicles may have the impact of blending a Unitholder’s effective Fund Fee rate down and Blackstone may be incentivized to allocate co-investment
opportunities to discretionary vehicles with higher effective fees, carried interest or other performance-based compensation rates. Blackstone may also provide certain Other
Co-Invest
Vehicles with priority rights to participate in
co-investment
opportunities alongside us, or Blackstone may agree to allocate co-investment
opportunities to one or more Other
Co-Invest
Vehicles in a programmatic manner. The terms of any Other
Co-Invest
Vehicle agreed to with a Unitholder who is an investor therein will not be subject to any “most favored nations” rights, notwithstanding that such Other
Co-Invest
Vehicle may invest alongside us periodically or programmatically, effectively modifying the economic terms of such Unitholder’s participation in such shared investments. The amount and frequency of co-investment
by any Other
Co-Invest
Vehicles would be at the discretion of the Sponsor, subject to the terms of such Other
Co-Invest
Vehicles. It is possible that the existence of any Other
Co-Invest
Vehicles established by the Sponsor may result in us investing less than we would have in the related investments. Furthermore, to the extent that Blackstone establishes any Other
Co-Invest
Vehicles, it may result in fewer investment opportunities for us and fewer co-investment
opportunities being made available to the Unitholders. The number and scale of co-investment
opportunities made available to the Unitholders (if any) may be higher or lower than those made available to the Other
Co-Invest
Vehicles.
General
Co-Investment
Considerations.
There are expected to be circumstances where an amount that would have otherwise been invested by us is instead allocated to co-investors
(who may or may not be Other Blackstone Accounts, Unitholders or limited partners of Other Blackstone Accounts, and may include Blackstone affiliates and/or third parties) or supplemental capital vehicles, and there is no guarantee that any Unitholder will be offered any particular co-investment
opportunity. As a general matter, the allocation of
co-investment
opportunities is entirely discretionary on the part of Blackstone and/or the Sponsor, and it is expected that many investors who may have expressed an interest in co-investment
opportunities will not be allocated any
co-investment
opportunities or may receive a smaller amount of
co-investment
opportunities than the amount requested or expected. Blackstone and/or the Sponsor will take into account various facts and circumstances deemed relevant by the Sponsor in allocating
co-investment
opportunities, including, among others, whether a potential
co-investor
has expressed an interest in evaluating
co-investment
opportunities, the Sponsor’s assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Sponsor’s assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction. Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor’s
commitments to us, Other Blackstone Accounts and strategic third-party investors; whether a potential co-investor
has a history of participating in
co-investment
opportunities with Blackstone; the size of the potential
co-investor’s
interest to be held in the underlying Portfolio Entity as a result of our investment (which is likely to be based on the size of the potential co-investor’s
capital commitment and/or investment in us); whether the potential co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, us, other affiliated funds and/or co-investments
(including size of commitment), and/or Other Blackstone Accounts (including whether a potential co-investor
will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to us or Other Blackstone Accounts and their Portfolio Entities, or whether the co-investor
has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor
has an overall strategic relationship with Blackstone that provides it with more favorable rights with respect to co-investment
opportunities; whether the potential
co-investor
is considered “strategic” to the investment because it is able to offer us certain benefits, including, but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s
investment process; whether Blackstone has previously expressed a general intention to seek to offer co-investment
opportunities to such potential
co-investor;
whether a potential
co-investor
has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment
opportunity; the familiarity Blackstone has with the personnel and professionals of the potential co-investor
in working together in investment contexts in us or Other Blackstone Accounts (which may include such potential co-investor’s
history of investment in us or Other Blackstone Accounts and/or other Blackstone co-investment
opportunities); whether the
co-investment
opportunity is being provided in connection with a potential investment in, or acquisition of interests through a secondary transfer of, us or an Other Blackstone Account (i.e., a stapled co-investment
opportunity); the extent to which a potential
co-investor
has been provided a greater amount of
co-investment
opportunities relative to others; the ability of a potential co-investor
to invest in potential
follow-on
or
add-on
acquisitions for the Portfolio Entity or participate in defensive investments; the likelihood that the potential co-investor
would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the potential co-investor
would be willing to defer to Blackstone and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor
may have in any competitors of the underlying Portfolio Entity; the tax profile of the potential co-investor
and the tax characteristics of the investment (including whether or not the potential co-investor
would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s
participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s
participation in the transaction would subject us and/or any of our Portfolio Entities to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s
relationship with the potential management team of the Portfolio Entity; whether the potential co-investor
has any existing positions in the Portfolio Entity (whether in the same security in which we are investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor
maintaining confidentiality; whether the potential
co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of us, other affiliated funds and/or other co-investments,
including the size of such commitment; whether the potential co-investor
has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the potential co-investor;
and such other

factors that Blackstone may in good faith deem relevant and believe to be appropriate in the circumstances. In addition, the Sponsor and/or its affiliates may be incentivized to offer the Other
Co-Invest
Vehicles and/or other certain potential
co-investors
opportunities to
co-invest
(and may also be incentivized to offer such
co-investment
opportunities on more favorable terms than other potential
co-investors)
since the amount of carried interest (or other performance-based compensation) and/or Management Fee to which the Sponsor and/or its affiliates are entitled under the arrangements with such co-investors,
including with respect to such
co-investors’
participation in us and/or Other Blackstone Accounts, may depend on, among other things, the extent to which such co-investors
participate or have been offered the opportunity to participate in co-investments
(which participation may be in such
co-investors’
discretion). Blackstone has established, and can be expected to in the future establish, co-investment
vehicles (including dedicated or “standing”
co-investment
vehicles, which include both
“opt-out”
or
“opt-in”
vehicles where the
co-investor
determines whether to participate in
co-investment
opportunities presented to it either through affirmative or negative consent as well as committed vehicles where Blackstone (in some or all circumstances), and not the co-investor,
has discretion in determining whether the
co-investment
vehicle will participate in
co-investment
opportunities) for one or more investors (including third-party investors and investors in us) in order to co-invest
alongside us in one or more future investments. These
co-investment
vehicles may nevertheless only participate in
co-investment
opportunities after the initial acquisition of an investment. The existence of these vehicles could reduce the opportunity for other limited partners to receive allocations of co-investment,
and the amount and frequency of
co-investment
by any such
co-investment
vehicles would be at the discretion of the Sponsor. Also, Blackstone will, in certain circumstances, agree with investors (including limited partners, Blackstone strategic relationships and third-party investors) to more favorable rights or pre-negotiated
terms with respect to
co-investment
opportunities, including with respect to targeted, preferential or favorable allocation of co-investment
opportunities and discounts or rebates of performance-based compensation or management fees (where permitted by applicable law). To the extent any such arrangements are entered into, they can be expected to result in fewer co-investment
opportunities being made available to the Unitholders. In addition, the allocation of investments to Other Blackstone Accounts, including as described under “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein, can be expected to result in fewer co-investment
opportunities to Unitholders who do not participate therein and allocations to the co-investment
vehicle can be expected to result in us investing less than we would have in the related investments.
Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment.
The Sponsor and its affiliates will in certain circumstances be incentivized to offer certain potential co-investors
(including, by way of example, as a part of an overall strategic relationship with Blackstone) opportunities to co-invest
in priority or on more favorable terms than other potential
co-investors
due to the amount of performance-based compensation or management fees or other fees paid by the co-investor
receiving the priority allocation or better terms (as well as any additional discounts or rebates avoided by allocating co-investments
to such
co-investor
with respect to such
co-investor’s
participation in us and/or any Other Blackstone Accounts) or other aspects of such co-investor’s
relationship with Blackstone. The management fees, carried interest (or equivalent performance-based compensation) and other fees received by Blackstone from and the amount of expenses charged to us can be expected to be less or more than such amounts paid by or charged to co-investment
vehicles pursuant to the terms of such vehicles’ partnership agreements and other agreements with co-investors,
and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles or
co-investors,
as the case may be. In addition, other terms of existing and future co-investment
vehicles can be expected to differ materially, and in some instances can be expected to be more favorable to Blackstone, than our terms, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles, as the case may be. Such incentives will give rise to conflicts of interest, and there can be no assurance such conflicts of interest will be resolved in our favor or that any investment opportunities that would have otherwise been offered to us or limited partners through co-investment
will be made available. In circumstances where we are investing alongside Other Blackstone Accounts, the Sponsor and its affiliates may be incentivized to cause us, on the one hand, or such Other Blackstone Accounts, on the other hand, to offer co-investment
opportunities depending on the economic and other terms each may be permitted to offer co-investors.

There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Blackstone Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Blackstone Accounts. The allocation of such specific items generally would be based on the Sponsor’s determination of, among other things, the expected returns and risk profiles for such items (e.g., specific items with lower expected returns and risk profiles may be allocated to us whereas those with higher relative expected returns and risk profiles may be allocated to an Other Blackstone Account), and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor and its affiliates.
Additionally, it can be expected that Blackstone will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of such reimbursements can be expected to relate to allocations of co-investment
opportunities and increase if certain
co-investment
allocations are not made. While it is possible that we will, along with Blackstone itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by us would instead be referred (in whole or in part) to such third party, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to us. Some co-investment
vehicles, including some Other
Co-Invest
Vehicles, may not bear broken deal expenses from time to time unless Blackstone determines otherwise in its discretion. Such determinations will be made on a case-by-case
basis by Blackstone and may result in differing treatment of co-investment
vehicles under certain circumstances. The foregoing will under certain circumstances result in us bearing more than our pro-rata
share of broken deal expenses although the General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. This may give rise to conflicts of interest in connection with our investment activities, and, while the Sponsor will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in our favor.
Liability Arising From Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts.
Because of the opportunistic and flexible nature of our investment strategies, we will also co-invest
from time to time with one or more Other Blackstone Accounts (including co-investment
or other vehicles in which Blackstone or its personnel invest and that co-invest
with such Other Blackstone Accounts) or Blackstone (including BXi) in investments that are suitable for both us, such Other Blackstone Accounts and/or Blackstone. Participating in investments alongside Other Blackstone Accounts and/or Blackstone will subject us to a number of risks and conflicts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s and/or Blackstone’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us, Other Blackstone Accounts and/or Blackstone may not be the same. Additionally, we, such Other Blackstone Accounts and/or Blackstone will generally have different investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us, Other Blackstone Accounts and/or Blackstone).

Such Other Blackstone Accounts and/or Blackstone may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we, such Other Blackstone Accounts and/or Blackstone may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., we may receive cash whereas other investors in comparable funds or Other Blackstone Accounts may be provided the opportunity to receive distributions in-kind
in lieu thereof).
At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if we are a direct counterparty to a transaction, we being solely liable with respect to our own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (b) if we are not the direct counterparty, we having a contribution obligation to the relevant Other Blackstone Accounts (including other vehicles in the BXINFRA Fund Program). Alternatively, a counterparty may agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back
or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us. For these transactions, it is anticipated that we would then enter into back-to-back
trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro-rata
share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, we could bear more than our pro-rata
share of expenses relating to such investment, including, but not limited to, as the result of such Other Blackstone Account not having resources to bear such expenses (e.g., as a result of the Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover such expenses.) It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis
a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an initial public offering), Blackstone will seek to track the ownership interests, liabilities and obligations of us and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that we and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of us/them will have greater exposure to legal claims and that we/they will have conflicting goals with respect to the price, timing and manner of disposition opportunities.
Additionally, in connection with seeking financing or refinancing of Portfolio Entities and their assets, it may be the case that better financing terms are available when more than one Portfolio Entity provides collateral, particularly in circumstances where the assets of each Portfolio Entity are similar in nature. As such, rather than seeking such financing or refinancing on its own, a Portfolio Entity of ours may enter into cross collateralization arrangements with another Portfolio Entity of ours or Portfolio Entities of one or more Other Blackstone Accounts. While Blackstone would expect any such financing arrangements to generally be non-recourse
to us and the Other Blackstone Accounts, as a result of any cross-collateralization, we could also lose our interests in otherwise performing Investments due to poorly performing or non-performing
investments of the Other Blackstone Accounts.
Third-Party Fund Managers May Have Conflicts.
Third-Party Fund Managers in which we invest and their affiliates generally will engage in a wide range of activities and will have other interests and relationships that may create a variety of conflicts of interest. The Third-Party Fund Managers’ activities will not be coordinated. From time to time, the Third-Party Fund Manager may buy or sell securities for the benefit of one or more other vehicles or accounts at the same time that such Third-Party Fund Manager buys or sells those same securities with respect to vehicles in which we invest. Different Third-Party Fund Managers may also engage in conflicting activities with respect to the same companies or issuers, including buying or selling at opposite times or at different prices and terms since their activities are not coordinated. This may lead to additional costs and expenses and indirectly losses, which would be borne by us to the extent of its ownership interest in such Third-Party Fund Managers.

Syndication; Warehousing.
Blackstone, Other Blackstone Accounts, joint venture partners, or affiliates or related parties of the foregoing could acquire an investment as principal and subsequently sell some or all of it to us, Other Blackstone Accounts or co-investment
vehicles in an affiliate or related party transaction. Similarly, we may acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, Other Blackstone Accounts, co-investment
vehicles (including
co-investment
vehicles managed outside the Sponsor’s investment program or committed co-investment
vehicles), joint venture partners, Consultants or affiliates or related parties of the foregoing or other third parties (including any person (including, if applicable, Unitholders other than solely in their capacity as such and Consultants) that the Sponsor determines has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and/or other relevant attributes as determined by Blackstone), notwithstanding the availability of capital from the Unitholders and other investors thereof or applicable credit facilities. If any such intended syndication is not ultimately consummated, Blackstone, we or the other party that initially acquires such portion will be expected to retain it, leading to us or such other party having more of the Investment (including expenses relating to such unconsummated syndication) initially intended to by syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, we and Other Blackstone Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all), or may participate in a syndication alongside us but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. The Sponsor reserves the right to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. The Sponsor also reserves the right to determine another methodology for pricing these transfers, including fair market value at the time of transfer. Also, the Sponsor will, in certain circumstances, charge fees on these transfers to either or both of the parties to them. The Sponsor or its affiliates will be permitted to retain any portion of an Investment initially acquired by them with a view to syndication to co-investors
or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.
Conflicts of interest are expected to arise in connection with these transactions, including with respect to timing, structuring, pricing and other terms. For example, the Sponsor will have a conflict of interest when the Sponsor receives fees, including an incentive allocation, from an Other Blackstone Account acquiring from or transferring to us all or a portion of an investment. Furthermore, the Sponsor and its affiliates have the right to commit to or initially acquire a portion of an investment alongside us if the Sponsor intends to syndicate such amounts to Other Blackstone Accounts or third parties (which may include one or more investors in Other Blackstone Accounts), and to retain such amounts not ultimately syndicated after having used reasonable efforts to syndicate. The equity committed/used in any such underwriting by the Sponsor and its affiliates may come from Blackstone’s own balance sheet and/or from one or more third parties that enter into arrangements with Blackstone with respect thereto, and may come from an Other Blackstone Account. In such circumstances, Blackstone will have the right to earn underwriting and/or syndication fees from us, the Portfolio Entities, or the purchasers of such equity, and we and the Unitholders will not be entitled to share in or receive the benefit of any such underwriting and/or syndication fees. As a result, the Sponsor may be incentivized to underwrite and/or syndicate amounts of equity in investments due to the right to earn fees not subject to offset in favor of the Unitholders, even if the capital used to underwrite such amounts does not come entirely from Blackstone’s own balance sheet as described above, and Blackstone may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest with respect thereto. See also “—Securities and Lending Activities” herein.

More specifically, we could initially acquire a portion of certain Investments (including from Blackstone itself) intended as co-investments
as described herein and syndicate all or part of such
co-investments
to one or more
co-investors
(and we may similarly acquire a portion of certain investments with the intent to syndicate such portion to one or more Other Blackstone Accounts). Depending on the change in value of the Investment during such interim period, we may not receive the full benefit of any increase in value.
These conflicts related to syndication of Investments and warehousing will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Units, Unitholders will be deemed to have consented to the syndication of Investments and warehousing to the extent the terms of such transactions are approved by our Independent Directors.
Risks related to Transactions under the Warehousing Agreement.
BXINFRA and the Investment Manager (on behalf of BXINFRA and not for its own account) entered into the warehousing agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch of the BXINFRA Fund Program, Finco agreed to acquire certain investments that have been approved by the Investment Manager and the BXINFRA Investment Committee, if established, up to an aggregate invested equity amount of $1.7 billion (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to BXINFRA (or any Other Similar Fund, as applicable), and BXINFRA (or any Other Similar Fund, as applicable) agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which BXINFRA (or any Other Similar Fund, as applicable) have sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”). On each Warehouse Closing Date, BXINFRA will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXINFRA and any Other Similar Fund will acquire on each Warehouse Closing Date. As a result, we may pay more or less than the current market value of such assets when we acquire them. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate fees, costs and expenses in connection with the Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and broken deal expenses. As a result, we will pay additional costs in connection with acquiring assets through the warehouse compared to purchasing them directly.
We may not be able to raise sufficient funds to purchase all of the Approved Warehoused Investments. In that case, we may determine to purchase some but not all of the assets held by the warehouse provider. In that case, there is no guarantee that the assets we purchase from the warehouse provider will ultimately be the best performing assets of those available. We may also borrow to obtain funds necessary to purchase the Approved Warehoused Investments.
Continuation Vehicles and Continuation Transactions.
The Sponsor could, subject to the requirements of the Partnership Agreement, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from us, which may be made in connection with, or alongside, an Other Blackstone Account making the investment (such vehicles, “Continuation Vehicles,” and such transactions, “Continuation Transactions”). In such circumstances, the Sponsor is acting on behalf of, and making the investment decision for, both us and the applicable Continuation Vehicle. As a result, Continuation Transactions implicate the conflicts of interest described herein in “—Buying and Selling Investments or Assets from Certain Related Parties” between the Fund and the Continuation Vehicle more generally. Further, because the Sponsor and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, the Sponsor will have a potential conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to Continuation Transactions may require approval by our Board of Directors, certain Continuation Transactions may be able to be completed at the initiation of the Sponsor without any such approval, in accordance with the terms of the Partnership Agreement.
Broken Deal Expenses.
Investments in infrastructure often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment by us is not consummated (generally referred to as a “broken deal”), all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by us. The General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. Fund expenses relating to Investments shall generally be allocated among us and Other Blackstone Accounts pro-rata
based upon their relative investment size in the Investment (and in good faith in the case of broken deal expenses and related expenses for unconsummated transactions based on their relative expected investment sizes thereof). Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, costs of negotiating co-investment
documentation (including
non-disclosure
agreements with counterparties), the costs from onboarding (i.e., know your customer) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax, structuring and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below), which may include expenses incurred prior to the commencement of the Effective Date (as defined below). Although broken deal expenses will generally be shared between us and any Other Blackstone Accounts pro-rata
according to capital invested by each in such investment, any such broken deal expenses could, in the reasonable discretion of Blackstone acting in good faith, be allocated solely to us and not to Other Blackstone Accounts or co-investment
vehicles (including such standing
co-investment
vehicles) that could have made the Investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to us), even when the Other Blackstone Account or co-investment
vehicle commonly invests alongside us in its Investments or Blackstone or Other Blackstone Accounts in their investments. In such cases our share of expenses would increase. As a general matter, the Sponsor expects that until a potential Investment is formally allocated to an Other Blackstone Account (it being understood that final allocation decisions are typically made shortly prior to signing an investment), we are expected to bear the broken deal expenses for the Investment, which may result in substantial amounts of broken deal expenses. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment
vehicle, the Sponsor or we will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment
vehicle, as applicable. In addition, certain Portfolio Entities will provide transaction support services (including identifying potential investments) to us, Other Blackstone Accounts and their respective Portfolio Entities in respect of certain investments that are not ultimately consummated. See also “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein. The Sponsor will endeavor in good faith to allocate the costs of such services to us and such Other Blackstone Accounts as it deems appropriate under the particular circumstances. Any methodology used to determine such allocation (including the choice thereof) involves inherent conflicts and may not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore we could pay more than its pro-rata
portion of such cost based on its actual usage of such services. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
Other Blackstone Business Activities.
Blackstone, we, Other Blackstone Accounts, our/their Portfolio Entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us and our Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation), syndication or refinancing of a loan or investment (including loan modification or restructuring fees); loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement, brokerage, solutions and risk management services; data extraction and management products and services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). Other than as expressly set forth in the Partnership Agreement and/or Investment Management Agreement, such fees shall not be applied to offset Management Fees and Unitholders will not share therein. Such parties will also provide products and services for fees to Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, and our/their personnel and related parties, as applicable, as well as third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and our/their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and our/their Portfolio Entities. Through its Innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to be introduced to, and therefore frequently provide goods and services to, us and Other Blackstone Accounts and our/their Portfolio Entities, as well as other Blackstone-related parties and third parties. By contracting for a product or service from a business related to Blackstone, we and our Portfolio Entities would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or the Unitholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us and our Portfolio Entities. We and our Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as fund expenses. In addition, the Sponsor may receive fees associated with capital invested by co-investors
relating to investments in which we participate or otherwise, in connection with a joint venture in which we participate or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Sponsor performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination activities and unconsummated transactions.
We will, as determined by the Sponsor, bear the cost of fund administration, and accounting (including, without limitation, maintenance of our books and records, preparation of net asset value and other valuation support services, as applicable (e.g., valuation model and methodology review, review of third party due diligence conclusions and sample testing), preparation of periodic investor reporting and calculation of performance metrics, central administration and depositary oversight (e.g., periodic and ongoing due diligence and coordination of investment reconciliation and asset verification); audit support

(e.g., audit planning and review of annual financial statements); risk management support services (e.g., calculation and review of investment and leverage exposure), sustainability support services, regulatory risk reporting, data collection and modeling and risk management matters and tax support services (e.g., annual tax and VAT returns and FATCA and CRS compliance)), in-house
attorneys to provide transactional legal advice and related tax advice, tax planning and other related services (including, without limitation, entity organization, structuring, due diligence, document drafting and negotiation, closing preparation, post-closing activities (such as compliance with contractual terms and providing advice for investment-level matters with respect to fiduciary and other obligations and issues), litigation or regulatory matters, reviewing and structuring exit opportunities) provided by Blackstone personnel and related parties to us and our Portfolio Entities, including the allocation of their compensation (including, without limitation, salary, bonus and benefits) and related overhead otherwise payable by Blackstone, or pay for their services at market rates, and except in certain limited circumstances or with respect to us, such amounts will not offset Management Fees. In certain circumstances, we may engage a third-party administrator and, in such circumstances, there may be some overlap in the services performed by the third-party administrator and Blackstone personnel and we will bear all such costs. The services of in-house
attorneys generally include, without limitation, services with respect to M&A, capital markets or financing transactions, tax structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and/or communicating with relevant internal and external parties. Such allocations or charges can be based on any of the following methodologies: (a) requiring personnel to periodically record or allocate their historical time spent with respect to us or Blackstone approximating the proportion of certain personnel’s time spent with respect to us, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (b) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Blackstone believes represents a fair recoupment of expenses and a market rate for such services or (c) any other similar methodology determined by Blackstone to be appropriate under the circumstances. Certain Blackstone personnel will provide services to few, or only one, of us and an Other Blackstone Account, in which case Blackstone could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, the provision of such services by Blackstone personnel and related parties and any such methodology (including the choice thereof and any benchmarking, verification or other analysis related thereto) involves inherent conflicts. Any amounts paid to Blackstone and/or its affiliates for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by us as fund expenses, will not result in any offset to the Fund Fees and will, in certain circumstances, result in incurrence of greater expenses by us and our Portfolio Entities than would be the case if such services were provided by third parties.
The Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by us or a Portfolio Entity to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
The Sponsor does not have any obligation to ensure that fees for products and services contracted by us or our Portfolio Entities are at market rates unless the counterparty is considered an “Affiliate” of Blackstone, as defined in our organizational documents, and given the breadth of Blackstone’s investments and activities the Sponsor may not be aware of every commercial arrangement between us and our Portfolio Entities, on the one hand, and Blackstone, other funds, Other Blackstone Accounts and their Portfolio Entities, and personnel and related parties of the foregoing, on the other hand.

Except as set forth above, we and Unitholders will not receive the benefit (e.g., through an offset to Fund Fees or otherwise) of any fees or other compensation or benefit received by the Sponsor, its affiliates or their personnel and related parties (see also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Blackstone Business Activities” herein). The Sponsor and its affiliates and their personnel and related parties will receive fees attributable to us, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) and third parties and, without limiting the generality of the foregoing, the amount of such fees allocable to us, Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) will not result in an offset of Fund Fees payable by Unitholders or otherwise be shared with us, our Portfolio Entities or the Unitholders, even if (a) such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties) provide for lower or no management fees for the investors or participants therein (such as the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, which generally do not pay a management fee or carried interest) or (b) such fees result in an offset to management fees or carried interest payable by any of such Other Blackstone Accounts (including co-investment
vehicles, permanent capital vehicles, accounts and/or third parties). As noted in
“—Co-Investment
Opportunities” herein, this creates an incentive for Blackstone to offer co-investment
opportunities and can be expected to result in other fees being received more frequently (or exclusively) with investments that involve co-investment.
In addition, to the extent Blackstone receives any of the fees described above in-kind,
instead of in cash, in whole or in part, Blackstone would in certain circumstances elect to become a co-investor
(or otherwise hold an interest) in such investments alongside us, the Sponsor and/or Other Blackstone Accounts, which may give rise to potential or actual conflicts of interest, including with respect to the timing and manner of sale by Blackstone, on the one hand, and other participating funds, including us, on the other hand. Blackstone’s receipt of such interests in-kind
generally would not be at the same time or on substantially the same terms, price and conditions as us, the Sponsor and/or the Other Blackstone Accounts, as applicable. With respect to any dispositions of securities or investments held by Blackstone resulting from receiving such fees in-kind,
since we and/or Other Blackstone Accounts, as applicable, are not similarly situated and may have different terms affecting the timing of our/their respective dispositions, there may be certain situations where Blackstone would not dispose of its securities or interests at the same time and/or on substantially the same terms, price and conditions as such other funds, which would be evaluated by Blackstone on a case-by-case
basis taking into account the circumstances at the relevant time. There can be no assurance that any actual or perceived conflicts will be resolved in favor of us or the Unitholders. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf involving any such corporations, the Sponsor will consider those relationships (including any incentives or disincentives as part of such relationship) when evaluating the investment opportunity, which may result in the Sponsor choosing not to make such an investment on our behalf due to such relationships. We may also co-invest
with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We may be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone may make or have made.
Fees Received by the Sponsor.
Break-up
or topping fees, commitment fees, transaction, monitoring and director fees and organization, financing, divestment, and other similar fees (which does not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to Portfolio Entities) with respect to the Investments can be paid to the Sponsor, in which case Management Fees may be offset by the amount of net break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees attributable to a potential Investment by us, but not to any amount attributable to a potential investment by Other

Blackstone Accounts, vehicles participating in Blackstone’s
side-by-side
co-investment
rights, permanent capital vehicles, and/or accounts (including insurance accounts, Everlake, Corebridge and Resolution Life (each, as defined below)) managed by affiliates of Blackstone and related entities or third parties. See “—Other Blackstone Business Activities” herein. Alternatively, we could receive the break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees directly, in which case there will be no Management Fee offset. The Sponsor will generally receive a greater economic benefit by structuring the break-up
or topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees to be paid to it directly, subject to the Management Fee offset, and may do so in its sole discretion.
Break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees paid to the Sponsor or us in connection with a transaction could be allocated, or not, to Other Blackstone Accounts, co-investment
vehicles and other investment vehicles participating in investments that invest (or are expected to invest) alongside us, as determined by the Sponsor to be appropriate in the circumstances. Generally, the Sponsor would not allocate break-up,
topping fees, commitment (including fees received in respect of guarantees as contemplated by the Partnership Agreement), monitoring, transaction, directors’, and organizational fees with respect to a potential Investment to us, an Other Blackstone Account or co-investment
vehicle unless such person would also share in broken deal expenses related to the potential Investment. With respect to fees received by Blackstone relating to our Investments or from unconsummated transactions, Unitholders will not receive the benefit of any fees relating to our Investments (including, without limitation, as described above) other than as set forth in our organizational documents. Any potential offset of the Management Fee will only accrue to the extent the fees giving rise to such offset are paid as part of and during the course of our investment in the relevant Portfolio Entity, and, without regard to the nature of such fees, there will be no offset of the Management Fees with respect to any fees paid to Blackstone after we have exited the relevant Investment. Following an exit of our Investment in a Portfolio Entity, Other Blackstone Accounts may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the Management Fee. Also, in the case of fees for services as a director of a Portfolio Entity, the Management Fee will not be reduced or offset to the extent any Blackstone personnel continues to serve as a director after we have exited (or are in the process of exiting) the applicable Portfolio Entity and/or following the termination of such employee’s employment with Blackstone. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time we exit our Investment in such Portfolio Entity. To the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and/or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement/ brokerage fees, fees for sustainability services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in-kind))
are received by Blackstone, such fees will not be required to be shared with us or the Unitholders and will not result in any offset to the Management Fee payable by the Unitholders.
Outsourcing.
The Sponsor is expected to outsource to third parties many of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, tax or other related services) that can be and/or historically have been performed in-house
by the Sponsor and its personnel, and the

fees, costs and expenses of such third-party service providers will be borne by us as fund expenses. Outsourced services include certain services that often would be provided at the Sponsor’s expense if such services had been performed in-house
by the Sponsor’s personnel. In such cases, the fees, costs and expenses associated with the provision of such services will be borne by us instead of the Sponsor, thereby increasing the fund expenses borne by the Unitholders. Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that may also be provided by the Sponsor in-house
at our expense. From time to time, the Sponsor may provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the Sponsor’s services are reimbursable as fund expenses, the overall amount of fund expenses borne by the Unitholders will be greater than would the case if only the Sponsor or such third-party provided such services.
Determining whether to engage a third-party service provider and the terms (including economic terms) of any such engagement will be determined by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third party service providers and/or their employees will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or our/their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. The Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Fund Fees) and retaining third parties will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead and compensation are chargeable to us. Moreover, the involvement of third-party service providers may present a number of risks due to, among other factors, the Sponsor’s reduced control over the functions that are outsourced. There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers. We may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them.
Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.
Material
Non-Public
Information.
By reason of their responsibilities in connection with other activities of Blackstone and potentially by virtue of their activities outside of Blackstone, certain employees of Blackstone may acquire confidential or material non-public
information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.
Data Management Services.
Blackstone or an affiliate of Blackstone formed in the future will provide data management services to Portfolio Entities, and to certain Unitholders, investors in Other Blackstone Accounts, and to us and Other Blackstone Accounts and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof) (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to any applicable contractual limitations, with us, Other Blackstone Accounts, Portfolio Entities, Unitholders, investors in Other Blackstone Accounts, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof). If Blackstone enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, we will indirectly bear our share of such compensation based on our pro-rata
ownership of such Portfolio Entities. Where Blackstone believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up
costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)) will not be offset against Fund Fees or otherwise shared with us or the Unitholders. Additionally, Blackstone is also expected to determine to share and distribute the products from such Data Management Services within Blackstone or its affiliates (including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for Blackstone to cause us to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on our behalf. See also “—Data” herein.
Securities and Lending Activities.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, us and our Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us (for example, in the case of secondary sales by us) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our Portfolio Entities, or as dealer, broker or advisor to a counterparty to us or a Portfolio Entity, and purchase securities from or sell securities to us, Other Blackstone Accounts or Portfolio Entities of ours and of Other Blackstone Accounts, or advise on such transactions. Blackstone will also from time to time, on behalf of us or our Portfolio Entities, or other parties to a transaction involving us or our Portfolio Entities, effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by us or our Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment
vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees (including capital markets advisory fees), lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, we, an Other Blackstone Account or our/their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or the Unitholders, and Fund Fees will not be reduced by such amounts. The Sponsor has sole discretion, subject to the terms of the Partnership Agreement, to approve the foregoing arrangements if the Sponsor believes in good faith that such transactions are appropriate for us.

Sales of securities for our and our Portfolio Entities account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Sponsor in its sole discretion (subject to the terms of the Partnership Agreement), to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us.
When Blackstone serves as underwriter with respect to securities of ours or our Portfolio Entities, we and such Portfolio Entities could be subject to a
“lock-up”
period following the offering under applicable regulations during which time we or our Portfolio Entity would be unable to sell any securities subject to the
“lock-up.”
This may prejudice our and our Portfolio Entities’ ability to dispose of such securities at an opportune time. See also “—Related Financing Counterparties” and “—Portfolio Entity Relationships Generally” herein.
Blackstone employees, including employees of the Sponsor, are generally permitted to invest in alternative investment funds, venture capital funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of ours. The limited partners will not receive any benefit from any such investments.
PJT.
On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses, and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving us and our Portfolio Entities, on the one hand, and PJT, on the other. The pre-existing
relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment
and other continuing arrangements between PJT and Blackstone can be expected to influence the Sponsor to select or recommend PJT to perform services for Blackstone, Blackstone managed funds, including us or our Portfolio Entities, the cost of which will generally be borne directly or indirectly by us and the Unitholders. Given that PJT is no longer an affiliate of Blackstone, the Sponsor and its affiliates are able to cause us and Portfolio Entities to transact with PJT generally without restriction, notwithstanding the relationship between Blackstone and PJT. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, one or more investment vehicles controlled by Blackstone have been established to facilitate participation in Blackstone’s side-by-side
investment program by employees and/or partners of PJT.
Portfolio Entity Relationships Generally.
Blackstone, Portfolio Entities of ours including special purpose vehicle Portfolio Entities that may be formed in connection with Investments, and Other Blackstone Accounts are and will be counterparties or participants in agreements, transactions and other arrangements with us, Other Blackstone Accounts, and/or Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates and/or any portfolio entities of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information sharing and/or consulting). In addition, certain Portfolio Entities may be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters. For example, from time to time, certain Portfolio Entities of ours or of Other Blackstone Accounts will provide or recommend goods or services to Blackstone, us, Other Blackstone Accounts, or other Portfolio Entities of ours and of Other Blackstone Accounts or other Blackstone affiliates (or vice versa) (including “platform” investments of ours and of Other Blackstone Accounts). As another example, it can also be expected that the management of one or more Portfolio Entities may consult with one another (or with one or more portfolio entities of an Other Blackstone Account in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof). Moreover, we and/or an Other Blackstone Account may consult with a Portfolio Entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by us or such Other Blackstone Account. As a result of or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one Portfolio Entity may transfer to or become employed by another Portfolio Entity (or a portfolio entity of an Other Blackstone Account), us, Blackstone or our/their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to or to the entity such personnel is departing from, without obtaining any consent from the Board of Directors or the Unitholders. These agreements, transactions and other arrangements will involve payment of fees and other amounts and/or other benefits to Blackstone, Blackstone affiliates and/or a Portfolio Entity, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Sponsor and that certain Portfolio Entities are expected to be special purpose vehicles created by us. Such agreements, transactions and other arrangements will generally be entered into without the consent or direct involvement of ours and/or such Other Blackstone Accounts or the consent of the Board of Directors or Unitholders (including, without limitation, in the case of minority Investments by us in such Portfolio Entities or the sale of assets from one Portfolio Entity to another). This is because, among other considerations, Portfolio Entities of ours and Portfolio Entities of Other Blackstone Accounts are not considered “affiliates” of Blackstone, us or the Sponsor under the Partnership Agreement and therefore not covered by the affiliate transaction restrictions included in the Partnership Agreement. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to us as otherwise would be the case if the counterparty were not related to Blackstone.
In addition, it is possible that certain Portfolio Entities of ours, Other Blackstone Accounts or entities in which the Other Blackstone Accounts have an interest will compete with us or a Portfolio Entity thereof for one or more investment opportunities. It is also possible that certain Portfolio Entities of the Other Blackstone Accounts or companies in which the Other Blackstone Accounts have an interest will engage in activities that may have adverse consequences on us and/or our Portfolio Entities (including, by way of example only, as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in our and/or our Portfolio Entities’ assets being used to satisfy the obligations or liabilities of one or more Other Blackstone Accounts, their Portfolio Entities and/or affiliates).
In addition, Portfolio Entities, Blackstone and affiliates of Blackstone may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within our investment strategy (such as reinsurance), which may compete with us for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in our favor).
In addition, Portfolio Entities with respect to which we may elect members of the board of directors may, as a result, subject us and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such Portfolio Entity. Although in most cases our and any such Portfolio Entity’s will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such Portfolio Entity and its stakeholders, on the one hand, and our interests, on the other hand. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
These conflicts related to Portfolio Entity relationships will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers.
We, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of ours and of Other Blackstone Accounts to provide some or all of the following services: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (including valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end-of-term
services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, third-party service providers), risk management, reporting (such as tax, debt, portfolio or other similar topics), tax and treasury, tax analysis and compliance (e.g., corporate income tax and value-added tax compliance), transfer pricing and internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection; (b) borrowing management services (including, without limitation, monitoring, restructuring and work-out
of performing,
sub-performing
and
non-performing
loans, consolidation, cash management, financing management, administrative support, lender relationship management (e.g., coordinating with a lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender). And whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight); (c) operational services including personnel (i.e., general management of day-to-day
operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects) and operational coordination (i.e., coordination with joint venture partners, operating partners and property managers), planning with respect to portfolio composition (including hold/sell analysis support), sustainability-related planning (including data collection, review, support and execution) revenue management support and portfolio and property reporting); and (d) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding,
liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors, assembling relevant information, conducting financial and market analyses and modeling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions) and providing diligence and negotiation support to acquire the same, managing relationships with brokers and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements, providing in-house
legal, sustainability and accounting services, assisting with due diligence, preparation of asset improvement feasibilities, site visits, transaction consulting and specification of technical analyses and review of (a) design and structural work, (b) certifications, (c) operations and maintenance manuals and (d) statutory documents). Similarly, Blackstone, Other Blackstone Accounts and their portfolio entities can be expected to engage Portfolio Entities of ours to provide some or all of these services.

Some of the services performed by Portfolio Entity service providers could also be performed by a General Partner or its affiliates from time to time and vice versa. Fees paid by us or our Portfolio Entities or value created by other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee payable by our Unitholders and are not otherwise shared with us, unless otherwise required by the Partnership Agreement and/or Investment Management Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or our/their Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high-performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and or other investment funds or accounts managed or controlled by Blackstone).
Portfolio Entities of ours and of Other Blackstone Accounts some of which can be expected to provide services (including fund administration and other services currently performed in-house
by the Sponsor) to us and our Portfolio Entities include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future:

•
Allied. Allied Benefit Systems (“Allied”) is an independent medical third-party administrator that provides small and midsize business with essential medical claims administration and processing services and enables these employer customers to design and operate cost-effective self-insured healthcare benefits for their employees. Allied is expected to provide goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services and is expected to provide goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Optiv. Optiv Security, Inc. is a Portfolio Entity held by certain Other Blackstone Accounts that provides a full slate of information security services and solutions. Optiv is expected to provides goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and their Portfolio Entities and Blackstone.

•
Encore. Encore Group (“Encore”) is a Portfolio Entity held by certain Other Blackstone Accounts that provides outsourced audiovisual services and event production. Encore is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). On January 29, 2021, Refinitiv was sold to the London Stock Exchange Group (“LSEG”), with certain Other Blackstone Accounts receiving a minority stake in LSEG. Refinitiv operates a pricing service that provides valuation services. Refinitiv is expected to provide goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Kryalos. Kryalos is a Portfolio entity in which certain Other Blackstone Accounts have made a minority investment, which is an operating partner in certain real estate investments made by Other Blackstone Accounts. Kryalos is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Peridot and GSCF are Portfolio Entities of certain Other Blackstone Accounts that provide supply chain financing and accounts receivable services globally. Peridot and GSCF are expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit / consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion. RE Tech is expected to perform services for us, our Portfolio Entities and Other Blackstone Accounts.

•
Legence (formerly known as Therma Holdings (“Legence”)). Legence is a Portfolio Entity of certain Other Blackstone Accounts that provides carbon reduction and energy management. Legence is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Ontra (formerly known as InCloudCounsel). Ontra is a portfolio entity of certain Other Blackstone Accounts that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements. Ontra performs services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Sphera. Sphera is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental, health and safety and sustainability software services and data. Sphera is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
ASK Investment Management (“ASK”). ASK is a Portfolio Entity of certain Other Blackstone Accounts that provides investment management services. ASK is expected to perform placement agent services for us and placement agent or other services for the Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
CoreTrust. On September 30, 2022, an Other Blackstone Account and certain related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes Portfolio Entities owned, in whole or in part, by certain Blackstone managed funds. CoreTrust is expected to provide group purchasing services to us, our Portfolio Entities, Other Blackstone Accounts and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. Historically, CoreTrust has shared with Blackstone a portion of the revenue generated through purchases made by Blackstone Portfolio Entities and also paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone can in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future.

In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain Portfolio Entities (the “Applicable Portfolio Entities”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of Portfolio Entities’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Entities and other Portfolio Entities that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Entity’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Entity (and with other Portfolio Entities that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such Portfolio Entities to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the Applicable Portfolio Entity) and it is possible the access fee will not be subject to benchmarking. The access fee could be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.

•
Geosyntec. Geosyntec is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental engineering, design and consulting services. Geosyntec is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

We and/or Portfolio Entities may be engaged or expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Portcos”). We may make use of BX Energy Portcos in order to support our aim of maximizing risk-adjusted returns on investments. In particular, BX Energy Portcos are expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
Blackstone and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Portcos’s businesses. Although Blackstone believes the services provided by BX Energy Portcos are equal to or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Portcos, and there is therefore an inherent conflict of interest. In addition, there can be no assurances that the engagement of BX Energy Services by us and/or Portfolio Entities will positively impact our or our Portfolio Entities’ financial or sustainability-related performance.
There may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ Portfolio Entities by our Portfolio Entities (or our Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or our relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee.
We and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us or Other Blackstone Accounts, including through incentive-based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned by us or Other Blackstone Accounts will charge us and our Portfolio Entities for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Blackstone-Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned or controlled by us or Other Blackstone Accounts pass-through expenses on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis (even if third-party customers or clients are charged on a different basis), which break-even point may occur over a period of time such that such service provider or vendor may realize a profit in a given year which would be expected to be applied towards the costs in subsequent periods. In such cases, costs and expenses directly associated with work performed for our and our Portfolio Entities’ benefit to us/them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures (including, without limitation, rent and refurbishment costs and office space in Luxembourg) and equipment; insurance premiums; technology expenditures (including hardware and software costs and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses;
one-time
costs, including costs related to
building-out,
expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring
(such as
start-up
or technology
build-up
costs, initial technology and systems implementation costs, employee on-boarding,
ongoing training and severance payments, and
IPO-readiness
and other infrastructure costs) taxes and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). The foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore we could pay more than its pro-rata
portion of fees for services. In addition, in certain circumstances, the Sponsor also relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end
and as a result, such
year-end
true-up
is subject to fluctuation and increases such that for a given year, the year-end
cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates and/or accruals (or other periodic estimates and/or accruals where applicable) therefore we could bear more fees, costs and expenses at year-end
than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more costs and expenses. In addition, a Portfolio Entity that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa), with respect to one and not all of its customers or clients, including us and our Portfolio Entities, or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and Unitholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located outside the U.S., such service providers and vendors will charge us and our Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, we and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us, or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio entity or asset of ours, or of Other Blackstone Accounts will vary from the incentive-based compensation paid with respect to other Portfolio Entities and assets of ours and Other Blackstone Accounts and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities relative to others, and the performance of certain assets and Portfolio Entities may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not expected to perform or obtain any benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break even basis, or in respect of incentive-based compensation, and will not offset the Management Fee. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by us or Other

Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that we or Other Blackstone Accounts will engage in long-term or recurring contracts with Portfolio Entity services providers, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. If benchmarking is performed, the related benchmarking expenses will be borne by us, Other Blackstone Accounts and our/their respective portfolio entities and will not offset the Management Fee.
In certain circumstances, we and Other Blackstone Accounts will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is a cost-plus fee, i.e., is structured as the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider’s tax liabilities that are associated with the income received from us and/or Other Blackstone Accounts could be passed along to us such that we would ultimately be responsible for bearing such expenses. Accordingly, the Sponsor may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where we or an Other Blackstone Account may bear all or a portion of such Portfolio Entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees unless otherwise required by the Partnership Agreement and/or Investment Management Agreement.
A Portfolio Entity service provider will, in certain circumstances, subcontract certain of its responsibilities to other Portfolio Entities of ours and Other Blackstone Accounts. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their portfolio entities and Blackstone can be expected to engage our Portfolio Entities to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but we and our Portfolio Entities generally will not be reimbursed for any costs (such as start-up
costs or technology
build-up
costs) relating to such Portfolio Entities incurred prior to such engagement.
Portfolio Entity service providers described in this section are generally owned and controlled by one or more Blackstone funds, such as us and Other Blackstone Accounts. In certain instances, a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers (or the employees, leases, contracts or office assets of one service provider to another service provider) from us to an Other Blackstone Account, or from an Other Blackstone Account to us. The transfer of a Portfolio Entity service provider (or the employees, leases, contracts or office assets of such service provider) between us and/or Other Blackstone Accounts (where we may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from the Board of Directors (subject to the terms of the Partnership Agreement). The Sponsor may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the Sponsor may rely on such valuation. Portfolio Entities of ours, and Other Blackstone Accounts are not considered “affiliates” of Blackstone, the Sponsor or us under the Partnership Agreement and therefore may not be covered by the affiliate transaction restrictions included in the Partnership Agreement, such as the requirement to obtain consent from the Board of Directors in certain circumstances.
In the case of investments involving a “platform company,” we will from time to time enter into an arrangement with one or more individuals (who may have experience or capability in sourcing and/or managing investments) to undertake a build-up
strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The counterpart individuals may be compensated with a salary and/or equity incentive plan. Such compensation may take the form of a management fee and/or profits allocation (whether paid directly to such individuals and/or to an affiliated entity controlled by such individuals), which may be calculated as a percentage of assets under management and/or a waterfall similar to a carried interest, respectively, and which will not be subject to the Management Fee offset. The professionals at such platform company, which in certain circumstances may include former employees or current or former Consultants (such as senior advisors) to the Sponsor, their affiliates and/or management of portfolio entities, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. In such circumstances, we would initially invest capital to fund a portion of the overhead (including rent, benefits, salary or retainers for the counterpart individuals and/or their affiliated entity) and sourcing costs for such investments. Although the Sponsor is generally responsible under the Partnership Agreement for certain of its overhead expenses and its investment analysis associated with sourcing and managing investments, as well as compensation costs of its investment professionals, we (and indirectly our investors), and not solely the Sponsor, will bear some or all of the cost of such platform companies including costs related to overhead and the sourcing and analysis of investments, as well as compensation for the related counterparties, for any such platform companies.
In addition, in the event of a disposition of a Portfolio Entity (whether by way of transfer to us, an Other Blackstone Account, a portfolio entity of the foregoing or Blackstone (as described above) or by way of a sale to a third party), such Portfolio Entity may continue to provide some or all of the services described herein to us, Other Blackstone Accounts, portfolio entities of the foregoing or Blackstone, as applicable, even for a substantial period of time following such disposition.
By acquiring an interest in us, Unitholders will be deemed to have acknowledged the conflicts described herein related to Portfolio Entity service providers, to have acknowledged and consented to any actual or potential conflicts of interest with respect to any transfer of Portfolio Entity service providers among us and Other Blackstone Accounts and any arrangements or transactions related thereto, including any procedures or actions taken in connection with the resolution thereof, and our (and if applicable the Unitholders’) participation therein, consented to any other arrangements and transactions relating to Portfolio Entity service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Service Providers, Vendors and Other Counterparties Generally.
Certain third-party advisors, service providers, counterparties and vendors or their affiliates to us and our Portfolio Entities and Third-Party Fund Managers in which we invest (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms), or their affiliates, are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, and affiliates and personnel of the foregoing. Such advisors and service providers referred to above may be our Unitholders or investors in Other Blackstone Accounts, affiliates of the Sponsor, sources of financing and investment opportunities or co-investors
or commercial counterparties or entities in which Blackstone, we and/or Other Blackstone Accounts have an investment, and payments by us and/or such entities may indirectly benefit Blackstone, us, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities or any affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us and our Portfolio Entities could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by us, and can be expected to incentivize Blackstone to engage such service provider over a third-party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to us and our Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with our, our Portfolio Entities’ and unaffiliated entities’ business, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid by us or our Portfolio Entities to or value created in these service providers and vendors do not offset or reduce Fund Fees payable by the Unitholders and are not otherwise shared with us. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
There will be no restrictions on the ability of Third-Party Fund Managers in which we invest or their Third-Party Pooled Investment Vehicles or portfolio companies to engage affiliates of Blackstone to provide services or enter into transactions since they are not “affiliates” of Blackstone. In such circumstances, any payments made by such Third-Party Fund Managers or their Third-Party Pooled Investment Vehicles or portfolio companies may be made to or otherwise benefit other parts of Blackstone and be borne indirectly by us (to the extent of our ownership of such Third-Party Fund Manager) and will not otherwise be shared with Unitholders or be applied to offset Fund Fees.
Blackstone has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to Blackstone itself compared to those available to us and our Portfolio Entities for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if we and our Portfolio Entities consummate a higher percentage of transactions with a particular law firm than Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, the Unitholders could indirectly pay a higher net effective rate for the services of that law firm than Blackstone, us or Other Blackstone Accounts or our/their Portfolio Entities. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us and our Portfolio Entities are different from those used by Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their affiliates and personnel, we and our Portfolio Entities can be expected to pay different amounts or rates than those paid by such other persons. Similarly, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Blackstone) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including, without limitation, the volume of transactions entered into with such counterparty by us, our Portfolio Entities and Blackstone in the aggregate or other factors, which may include early adoption, timing and other similar reasons. See also “—Group Procurement; Discounts” and “—Multiple Blackstone Business Lines” herein.
We, Other Blackstone Accounts and our/their Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party joint venture partner may negotiate to not pay its pro-rata
share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and our/their Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the joint venture partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in us or our Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology.

Blackstone may, from time to time, encourage service providers to funds and investments to use, at market rates and/or on arm’s length terms, Blackstone-affiliated service providers in connection with our, our Portfolio Entities’ and unaffiliated entities’ business. This practice provides an indirect benefit to Blackstone in the form of added business for Blackstone-affiliated service providers.
Certain Portfolio Entities (including platform investments) that provide services to us, Other Blackstone Accounts and/or Portfolio Entities or assets of ours and/or of Other Blackstone Accounts may be transferred between and among us and/or Other Blackstone Accounts (where we may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same) and without the approval of the Board of Directors and/or the Unitholders. Such transfers could give rise to actual or potential conflicts of interest for the Sponsor.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans), at times if unrelated officers of a Portfolio Entity have not yet been appointed, Blackstone may negotiate and execute agreements between Blackstone and/or us on the one hand, and the Portfolio Entity or its affiliates, on the other hand, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures Blackstone may use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.
Blackstone-Affiliated Service Providers.
In addition to the service providers (including Portfolio Entity service providers) and vendors described above, we and our Portfolio Entities will engage in transactions with one or more businesses that are owned or controlled by Blackstone directly, not through one of its funds, including the businesses described below. These businesses may, in certain circumstances, also enter into transactions with other counterparties of ours and our Portfolio Entities, as well as our service providers, vendors and Unitholders. Blackstone could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. No fees charged by these service providers and vendors will offset or reduce Fund Fees. Furthermore, we, Blackstone, the Other Blackstone Accounts and our/their Portfolio Entities and our/their affiliates and related parties will use the services of these Blackstone affiliates, including at different rates. Although Blackstone believes the services provided by its affiliates are equal to or better than those of third parties, Blackstone directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.
Blackstone-affiliated service providers and vendors, include, without limitation:
Blackstone Capital Markets. Blackstone Capital Markets is a Blackstone affiliate that Blackstone, we and our Portfolio Entities, Other Blackstone Accounts and their portfolio entities and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
BX Fund Services Luxembourg. BX Fund Services Luxembourg, f/k/a BCP / BTO Management, (“BX Fund Services Luxembourg”) is a Luxembourg-based company established in 2012 to centralize various resources supporting the maintenance and day-to-day
management and administration of certain holding companies controlled by us and certain of the Other Blackstone Accounts. BX Fund Services Luxembourg is entirely owned by us and certain Other Blackstone Accounts. In certain cases, the funds which use BX Fund Services Luxembourg’s services will contribute capital to fund the costs of BX Fund Services Luxembourg. Key service functions and/or assistance (as applicable) provided by BX Fund Services Luxembourg include domiciliation, accounting, regulatory and tax reporting and compliance. All costs associated with BX Fund Services Luxembourg’s services and operations (including any BX Fund Services Luxembourg employee compensation and other general overhead) for our or the Other Blackstone Accounts’ benefit will be ultimately borne by us and the Other Blackstone Accounts that own or use BX Fund Services Luxembourg. These shared costs are intended to be allocated and charged on a cost sharing basis to the individual fund related entities utilizing the services of BX Fund Services Luxembourg based on the type and level of services provided, which can be inclusive of a 6% mark up (the “BXFS Lux Mark Up”), though BX Fund Services Luxembourg is generally intended to operate on a nominal profit basis. The General Partner endeavors to allocate fees and expenses associated with BX Fund Services Luxembourg fairly and equitably, which allocation involves certain methodologies based on actual data pertaining to the services provided. The General Partner believes that these methodologies result in a fair and equitable allocation of expenses. To the extent ownership of BX Fund Services Luxembourg is transferred between us and Other Blackstone Accounts, such transfer will generally be consummated for minimal or no consideration, and without obtaining any consent from any boards of directors or any L.P. advisory committee of an Other Blackstone Account and/or the Unitholders or our independent directors or independent client representatives (if any). It is also expected that BX Fund Services Luxembourg will provide staff augmentation services to Blackstone Europe Fund Management S.à r.l. (“BEFM”) a Blackstone affiliate and a Luxembourg private limited liability company incorporated under the laws of the Grand Duchy of Luxembourg, which acts as the alternative investment fund manager of Blackstone’s Luxembourg-based funds (the “Lux Funds”), and wholly allocate certain personnel to BEFM for the purpose of assisting with its duties to the extent permitted by Luxembourg law; it being noted for the avoidance of doubt that such that augmented staff will exclusively render services to BEFM during the period in which such services are performed and will generally perform its duties onsite at BEFM’s premises at all times. BX Fund Services Luxembourg will bill BEFM for any augmented employee allocated to BEFM in an amount equal to the aggregate cost of such augmented staff for the relevant period of time, including compensation and general overhead plus the BXFS Lux Mark Up. BEFM will bear the cost of such expenses, except to the extent that if such services had been provided by BEFM directly rather than by BX Fund Services Luxembourg, such services could be charged to us as permitted by our governing documents and as disclosed herein, in which case we (and indirectly the Unitholders) will bear such expenses.
Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
Revantage. Revantage is a Portfolio Entity of certain Other Blackstone Accounts that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology, human resources, operational and management services. Revantage is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone. Certain Portfolio Entities are required to obtain certain services from Revantage due to firm-wide or fund-wide other reasons (including the Sponsor’s policies and procedures). Such required services can be expected to include data collection programs, IT security, fund accounting, fund accounting reporting, acquisition onboarding, offboarding of investments, certain valuation reporting, tax reporting and compliance, distribution support, transaction and enterprise risk management, digital asset management, acquisition and disposition program management, certain sustainability support services, and office services. The Sponsor recommends certain services from Revantage to its portfolio companies where such services are accretive in value or offer proven scale to such portfolio companies. Such recommended services can be expected to include human resource administration, IT infrastructure services, investment accounting and reporting services, promote administration, loan origination assistance, and invoice and claims management services. Revantage also offers Portfolio Entities
“opt-in”
services which are services that certain Portfolio Entities could find valuable and helpful to their infrastructure, whereas certain other Portfolio Entities could already perform such services in-house
or have otherwise established policies and procedures for such services (or similar services) such that they decide not to
“opt-in”
to this category of Revantage’s services. Such services include portfolio company and investment level analytics services, talent acquisition services, financial planning and analysis for portfolio companies, tax advice and administration for portfolio entities, debt, litigation management services, business continuity assistance, and project management services.

While Revantage currently provides corporate support services, transactional support services, operational services and management services, Revantage is expected to expand the scope of its services over time as the platform continues to be built out. Further, each of Revantage Corporate Services, Revantage Asia and Revantage Europe could provide services on a global basis despite each of their respective owner entities and initially designated geographic focuses. For example, Revantage Corporate Services is expected to provide services outside of the United States (including in Asia and Europe) despite its ownership by a United States-focused, Blackstone-managed real estate fund and its initial designation as a service provider in North America, and similarly, Revantage Asia and Revantage Europe could provide services in the United States. By aggregating services received by multiple Portfolio Entities and expanding the scope of those services (and to whom those services are provided), Blackstone aims to reduce costs across portfolio companies and increase the quality and efficiency of such services.
Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the Portfolio Entities could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with such services provided to investments will not offset the Management Fee payable by the Unitholders.
CTIMCO. CT Investment Management LLC (“CTIMCO”) is a Blackstone affiliate that acts as a special servicing entity for certain Other Blackstone Accounts and may be engaged by us as a loan servicer.
LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (a) acts as a title agent in facilitating and issuing title insurance, (b) provides title support services for title insurance underwriters, (c) in certain circumstances, provides courtesy title settlement services and (d) acts as escrow agent in connection with investments by us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, and to the extent the transaction circumstances allow, as determined by Blackstone in its sole discretion, Blackstone generally expects to benchmark the relevant costs (including on a portfolio-wide basis in certain cases) unless market data is unavailable in the context of such transaction, or is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents. There will be no related Management Fee offset for us. As a result, while Blackstone believes that LNLS will provide service equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space, including for investments by us, Other Blackstone Account and their Portfolio Entities, affiliates and related parties. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without limitation, origination or sourcing of investment opportunities, diligence, negotiation, analysis, servicing, development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, the Sponsor may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. With respect to us and/or certain Other Blackstone Accounts, the fees, compensation and other amounts received by Valkyrie in connection with such services provided to Investments will not offset the Management Fee to the extent provided in the Partnership Agreement.

As such, the Sponsor will have an incentive to engage Valkyrie because the fees, costs and expenses of such services will be borne by us as a fund expense (with no reduction or offset to Management Fees with respect to us and/or certain Other Blackstone Accounts) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at the same or lower cost than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce the Management Fee and are not otherwise shared with us, unless otherwise required by the Partnership Agreement.
TFML. The Family (Music) Limited (“TFML”) is an affiliate of Blackstone Tactical Opportunities Group (“Tac Opps”) that is expected to provide asset management and advisory solutions for investments in the music space, including for investments by us, Other Blackstone Accounts, our/their Portfolio Entities, affiliates and related parties (whether now in existence or subsequently established) and third parties. The asset management services provided by TFML with respect to such investments can be expected to include, without limitation, evaluating, advising and conducting due diligence on possible investment opportunities in music assets, continually monitoring and reporting on music assets, identifying and evaluating opportunities for realizing value from music assets and making refinancing and/or divestment recommendations and other related services. In exchange for such services, TFML earns fees, including through incentive-based compensation payable to their management team. As a result of the foregoing and Tac Opps’ ownership in part of TFML, the Sponsor may be incentivized to participate in and pursue more music-related transactions due to the prospect of TFML earning such fees. The fees, compensation and other amounts received by TFML in connection with such services provided to investments will not offset the Management Fee payable by Unitholders. As such, the Sponsor will have an incentive to engage TFML because the fees, costs and expenses of such services will be borne by the Funds as partnership expenses (with no reduction or offset to Management Fees) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that TFML will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue music-related transactions and engage TFML to perform such services.
In addition, Blackstone owns a minority equity interest in the common stock of Corebridge Financial, Inc. (“Corebridge”), formerly known as American International Group, Inc.’s Life and Retirement business, and in connection therewith continues to maintain a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. Additionally, (a) an Other Blackstone Account fully owns the parent company of Everlake (as defined below), with Blackstone owning a minority indirect equity interest in the parent company of Everlake through the Other Blackstone Account and (b) an Other Blackstone Account fully owns the parent company of Resolution Life (as defined below), with Blackstone owning a minority indirect equity interest in the parent company of Resolution Life through the Other Blackstone Account. See also “—Other Blackstone Clients; Allocation of Investment Opportunities” and “—Transactions with Clients of Blackstone Insurance” herein. While Blackstone does not control Corebridge (and Corebridge is not an “affiliate” of Blackstone under the Partnership Agreement), the aforementioned investment in Corebridge, Everlake and Resolution Life and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) us and/or our Portfolio Entities to engage Corebridge, Everlake, Resolution Life or their respective affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.

We could acquire from or sell to Blackstone a service provider as an investment of ours or participate alongside Blackstone in the acquisition of a service provider. Blackstone is expected to establish a valuation methodology in relation to any such sale or acquisition by us of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Blackstone will obtain any consents that may be required or advisable, as determined in the Sponsor’s sole discretion (subject to the terms of the Partnership Agreement), under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of our investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent we or Other Blackstone Accounts engage in a long-term or recurring contract with a Blackstone-affiliated service provider, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
Blackstone will make determinations of certain market rates (i.e., rates that fall within a range that Blackstone has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and in certain circumstances, is expected to be in the top of the range), based on its consideration of a number of factors, which are generally expected to include Blackstone’s experience with non-affiliated
service providers as well as benchmarking data and other methodologies determined by Blackstone to be appropriate under the circumstances. To the extent Blackstone-affiliated service providers provide goods and/or services to third parties, the rates charged in such instances are assumed to be market rates for the purposes hereof. In respect of benchmarking, while Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by us (such as size and location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Fund from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data generally will be borne by us, Other Blackstone Accounts and our/their respective Portfolio Entities and will not offset the Management Fee. For these reasons, such market comparisons may not result in precise market terms for comparable services. Finally, in certain circumstances Blackstone can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Blackstone’s view no comparable service provider offering such good or service exists (or not enough comparable service providers exist to enable a reasonable comparison) or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and our/their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor from time to time and vice versa. Fees paid by us or our Portfolio Entities to Blackstone-affiliated service providers do not offset or reduce Fund Fees and are not otherwise shared by us. These conflicts related to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Portcos) will not necessarily be resolved in our favor, and the Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
In addition, Blackstone’s Treasury group currently provides foreign currency exchange (“FX”) services to us and Other Blackstone Accounts for FX trades under a certain threshold. Based on its current practices (which are subject to change in the future), at our or an Other Blackstone Account’s request, the Blackstone Treasury group will exchange foreign currencies from Blackstone’s own account on behalf of us or such Other Blackstone Account based on the end of day mid-market
rate published by Bloomberg on the immediately preceding business day, and does not currently charge any fees for providing such service (apart from the same market-rate bank/wire fees we or such Other Blackstone Account would incur on any FX payment or receipt regardless of counterparty).
Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone from time to time and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers or vendors do not offset or reduce Fund Fees and are not otherwise shared with us. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or their portfolio entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain Portfolio Entity service providers, as described above, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and/or other investment funds or accounts managed or controlled by Blackstone).
Dealer Manager.
Our “Dealer Manager” is Blackstone Securities Partners L.P. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Units in the offering, our ability to raise proceeds through the offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect our ability to raise proceeds through the offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as ours, which they may elect to emphasize to their retail clients.
Third-Party Fund Manager Relationships Generally; Other Fees.
A Third-Party Fund Manager in which we invest and/or the Third-Party Pooled Investment Vehicles we manage are and will be counterparties in agreements, transactions and other arrangements with Other Blackstone Accounts, their affiliates or Portfolio Entities and/or with other fund managers, the pooled investment vehicles they manage and/or one or more portfolio companies thereof, for the provision of goods and services, purchase and sale of assets and other matters. For example, Third-Party Fund Managers may cause their affiliates, Third-Party Pooled Investment Vehicles or portfolio companies to sell investments or properties to Other Blackstone Accounts or affiliates, or vice versa. Such parties may also enter into arrangements for the provision of services. These agreements, transactions and other arrangements will involve payment of fees and other amounts and/or other benefits to or from Blackstone, a Blackstone affiliate and/or a Third-Party Fund Manager, a portfolio company of a Third-Party Fund Manager or an affiliate thereof, none of which will result in any offset to Fund Fees, notwithstanding that some of the services provided by a Third-Party Fund Manager or portfolio companies of a Third-Party Fund Manager are similar in nature to the services provided by the Sponsor. Blackstone and its affiliates may also receive fees from Third-Party Fund Managers, their portfolio companies, affiliates thereof and/or third parties, including for the provision of services with respect thereto (including fees which are paid or borne by third parties), and such fees will also not result in any offset to Fund Fees. Without regard to the nature of the fees, there will be no offset to Fund Fees with respect to any fees paid to the Sponsor after we have exited the Investment. For example, a Third-Party Fund Manager may retain or continue to retain the Blackstone Capital Markets Group (including with respect to fees for services described herein) or continue to work with Blackstone in connection with group purchasing arrangements when and after we have exited its Investment therein. Conflicts of interest may arise when a Third-Party Fund Manager enters into arrangements with Blackstone on or about the time we exit an Investment.
Trademark License for Blackstone Name.
We intend to enter into a trademark license agreement (a “Trademark License Agreement”) with Blackstone TM L.L.C. (the “Licensor”), an affiliate of Blackstone, pursuant to which it has granted us a fully paid-up,
royalty-free,
non-exclusive,
non-transferable
license to use the name “Blackstone Infrastructure Strategies.” Under this agreement, we have a right to use this name for so long as the Investment Manager (or another affiliate of the Licensor) serves as our advisor (or another advisory entity) and the Investment Manager remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice; provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Blackstone” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Blackstone or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Restrictive Covenants; Restrictions on our Activities.
We, Blackstone, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, us, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, an Other Blackstone Account could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets. We, Blackstone, an Other Blackstone Account, a joint venture partner and/or our/their respective portfolio entities and affiliates could have entered into a non-compete
or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that we, Blackstone, Other Blackstone Accounts, joint venture partners and/or our/their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. See also “—Multiple Blackstone Business Lines” herein.
Transactions with Clients of Blackstone Insurance.
Blackstone Insurance is the business segment of the credit and insurance asset management business unit of Blackstone (“BXCI”) that provides investment advisory services to insurers, including insurance companies that are owned, directly or indirectly, by Blackstone, us, or Other Blackstone Accounts, in whole or in part, among others, such as, Everlake Life Insurance Company and certain of its affiliates (“Everlake”), Corebridge (as defined above) and certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Insurance provides services have been, are, or may be in the future, owned, directly or indirectly, by Blackstone, us or Other Blackstone Accounts, in whole or in part. Blackstone insurance currently provides and is expected to provide in the future asset management or other similar services to Portfolio Entities, including new entities formed by us, and the fees attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. As a result of the foregoing, the Sponsor will, from time to time, receive compensation based on such fees and may be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Such arrangements may give rise to additional conflicts of interest in relation to us and there can be no assurance they will be resolved favorably for us.
As of the date hereof, (a) an Other Blackstone Account fully owns the parent company of Everlake, with Blackstone owning an indirect minority equity interest in the parent company of Everlake through the Other Blackstone Account, (b) Blackstone owns a minority equity interest in the common stock of Corebridge and (c) an Other Blackstone Account fully owns the parent company of Resolution Life, with Blackstone owning an indirect minority equity interest in the parent company of Resolution Life through the Other Blackstone Account. The foregoing and other Blackstone insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for us). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Blackstone Account owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Blackstone Accounts. Blackstone currently provides and in the future Blackstone will likely enter into additional similar arrangements with other Portfolio Entities of ours, Other Blackstone Accounts or other insurance companies. Such arrangements may reduce the allocations of investments to us, and Blackstone may be incentivized to allocate investments away from us to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to our terms.
Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Insurance advises or sub-advises,
including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “Blackstone Insurance Clients”). Blackstone Insurance Clients will engage in a variety of activities, including participating in transactions related to us and/or our Portfolio Entities (e.g., as originators, co-originators,
counterparties or otherwise). Moreover, under certain circumstances (e.g., where a Blackstone Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Insurance Client (or any Other Blackstone Accounts participating via a similar arrangement) will not be an “affiliate” of us for any purpose nor subject to consent of the Board of Directors. Blackstone Insurance Clients have invested and are expected to continue investing in Other Blackstone Accounts and/or us. For greater certainty, any references herein or in our organizational documents to Blackstone Credit or Blackstone Credit Funds do not include Blackstone Insurance or Blackstone Insurance Clients. Certain Blackstone Insurance Clients may have investment objectives that overlap with those of ours or our Portfolio Entities, and such Blackstone Insurance Clients may invest alongside us or our Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to us or our Portfolio Entities. Other transactions in which Blackstone Insurance Clients will participate include, without limitation, investments in debt or other securities issued by Other Blackstone Accounts or Portfolio Entities or other forms of financing to Other Blackstone Accounts or Portfolio Entities (including special purpose vehicles established by us, Other Blackstone Accounts or our Portfolio Entities). When investing alongside us or our Portfolio Entities or in other transactions related to us or our Portfolio Entities, Blackstone Insurance Clients may not invest or divest at the same time or on the same terms as us or our applicable Portfolio Entities. Blackstone Insurance Clients will also from time to time acquire investments and Portfolio Entities directly or indirectly from us, including one or more cash flow assets (e.g., royalty streams), which may be securitized along with other cash flow assets. Transactions between us and Blackstone Insurance Clients will generally not require any approval of the Board of Directors or the Unitholders, and in circumstances where the Sponsor determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone or the Sponsor implements, the Sponsor is not required and does not intend to seek approval of the Board of Directors or the Unitholders. Additionally, we and our Portfolio Entities currently engage, and expect to continue engaging in the future, certain Blackstone Insurance Clients, including but not limited to Everlake, Corebridge and Resolution Life, to provide certain operational, administrative, ceding, fronting, and other insurance-related services for a fee or commission. Such fees or commissions are expected to benefit the Blackstone Insurance Clients, Blackstone, and Other Blackstone Accounts and the fees and commissions attributable to such services will not offset or reduce fund expenses or otherwise be shared with us, our Portfolio Entities or our Unitholders. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Insurance Clients), Blackstone may, in its discretion, involve independent members of the board of a Portfolio Entity or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Insurance Clients or otherwise cause the Blackstone Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Sponsor may limit the percentage interest of the Blackstone Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Insurance may, but is not required to, from time to time require the applicable Blackstone Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Sponsor does not seek the consent of the Board of Directors or the Unitholders). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.
Transactions with Portfolio Entities.
Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts operate in multiple industries and provide products and services to or otherwise contract with us and our Portfolio Entities, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to us and our or Other Blackstone Accounts’ Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share, accruing to the party making the introduction. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know-your-client” requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services to such Portfolio Entities that are referred to the joint venture or business by Blackstone. Such referrals may be made by Blackstone in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by us or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share and/or milestones benefitting the referring or introducing party that are tied or related to participation by our and/or Other Blackstone Accounts’ Portfolio Entities, accruing to the party making the introduction. Such joint venture or business could use data obtained from such Portfolio Entities. See “—Data” and “—Data Management Services” herein. We and the Unitholders typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their Portfolio Entities as a result of the introduction of us and our Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that we or our Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones)

based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where we or one of our Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective Portfolio Entities.
With respect to transactions or agreements with Portfolio Entities (including, for the avoidance of doubt, long-term incentive plans) occurring at times when unrelated officers of a Portfolio Entity are not appointed, Blackstone can be expected to negotiate and execute agreements on behalf of the Portfolio Entity with Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities and affiliates and other related parties. These negotiations would not be arm’s length and would entail conflicts of interest. Among the measures Blackstone can be expected to use to mitigate such conflicts is to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms or establish separate groups with information barriers within Blackstone to advise on each side of the negotiation.
These conflicts related to Portfolio Entity transactions will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Related Party Leasing.
We and our Portfolio Entities will, in certain circumstances, lease property to or from Blackstone, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that we and our Portfolio Entities will lease to or from any such related parties on terms as favorable to us and our Portfolio Entities as would apply if the counterparties were unrelated.
Asset Pooling.
We may pool certain or all Investments with one or more Other Blackstone Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the Sponsor or any of its affiliates (or Other Blackstone Accounts) and securities or other interests in the Asset Pool will be owned by us and Other Blackstone Accounts. Subject to the terms of the Partnership Agreement, the consummation of any such transaction may not require the consent of the Board of Directors and may involve the exercise of the Sponsor’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the Sponsor will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, to determine our and the Other Blackstone Accounts’ proportionate interest in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the Sponsor and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to Unitholders or us, each of which may have a material impact on Unitholders’ returns in respect of such investments or us more generally. In making these determinations the Sponsor and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert, however even if such advice were sought, valuing such assets and interests and, therefore, the value of our interest in, or proceeds received from, any Asset Pool, will be subjective. We will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Blackstone Accounts may not perform as well as those investments contributed by us. Accordingly, our returns in respect of investments contributed by us may be lower than if the investments had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, us or the Unitholders for any purposes (including, for example, that such proceeds will not be subject to the investment limitations applicable to our Investments, will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to any requirements described herein and/or in our organizational documents with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to us or the Unitholders.
Cross-Guarantees and Cross-Collateralization.
In certain circumstances, we and our Portfolio Entities can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools) with Other Blackstone Accounts (including co-investment
vehicles) and our/their Portfolio Entities, particularly in circumstances in which better financing terms are available through such arrangements, and often in circumstances where the assets of each Portfolio Entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back
or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at Portfolio Entities rather than us for obligations that are non-recourse
to us except in limited circumstances such as “bad boy” events. While cross-collateralization of Investments may enable us to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where Investments of different but overlapping classes are located in the same region) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in us losing our interests in otherwise performing Investments or other assets due to poorly performing or non-performing
investments of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, our obligations under such cross-collateralization arrangements are expected to apply to investments in which we have not participated). We can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with our borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of ours and of Other Blackstone Accounts. Through cross-collateralization, cross-guarantees or similar arrangements, we may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of ours. See also “—Liability Arising From Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” herein.
Similarly, a lender could require that it face only one Portfolio Entity of ours and of Other Blackstone Accounts, even though multiple Portfolio Entities of ours and of Other Blackstone Accounts benefit from the lending, which will typically result in (a) the Portfolio Entity facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other Portfolio Entities, and (b) Portfolio Entities of ours and of Other Blackstone Accounts being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for re-financings
may be smaller)). The Portfolio Entities of ours and of Other Blackstone Accounts benefiting from a financing can be expected to enter into a back-to-back
or other similar reimbursement agreements whereby each agrees that no Portfolio Entity shall bear more than its pro-rata
portion of the debt and related obligations. It is not expected that the Portfolio Entities would be compensated (or provide compensation to other Portfolio Entities) for being primarily liable, or jointly liable, for other Portfolio Entities’
pro-rata
share of any financing.
Group Procurement; Discounts.
We and our Portfolio Entities will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, a group purchasing organization described more fully above), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof), and will from time to time be discounted due to scale or pooled across

Portfolio Entities, including through sharing of deductibles and other forms of shared risk retention from a third party or a Blackstone affiliate, and other operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and our/their Portfolio Entities. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone, its affiliates, their personnel, or other funds and Other Blackstone Accounts and their Portfolio Entities, including as a result of transactions entered into by us and our Portfolio Entities, and such commissions or payment will not be subject to Fund Fee offset provisions. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a Portfolio Entity of an Other Blackstone Account is providing such a service, such Portfolio Entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular Portfolio Entity providing the service will, in certain circumstances, be greater than those received by us and our Portfolio Entities receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and Unitholders rely on the Sponsor to handle them in its sole discretion.
Joint Venture Partners.
We have and will from time to time enter into one or more joint venture arrangements with third-party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Sponsor in its sole discretion. The joint venture partners could provide services similar to those provided by the Sponsor to us. Yet, no compensation or fees paid to the joint venture partners would reduce or offset Fund Fees. Additional conflicts would arise if a joint venture partner is related to Blackstone in any way, such as an investor in, lender to, a shareholder of, or a service provider to Blackstone, us, Other Blackstone Accounts, or our/their respective Portfolio Entities, or any affiliate, personnel, officer or agent of any of the foregoing.
Valuation Matters.
The fair value of all Investments will ultimately be determined by the Sponsor in accordance with our organizational documents and the Valuation Policy. It will, in certain circumstances, be the case that the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the Investment is ultimately sold in the market, and the difference between the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. The valuation methodologies used to value any Investment will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Sponsor’s control. There will be no retroactive adjustment in the valuation of any Investment, the offering price at which Units were purchased or sold by Unitholders or repurchased by us, as applicable, or Fund Fees to the extent any valuation proves to not accurately reflect the realizable value of an asset of ours. The valuation of Investments will affect the amount and timing of the Performance Participation Allocation and the amount of the Management Fee and payable to the Investment Manager. The valuation of investments of Other Blackstone Accounts will, in certain circumstances, affect the decision of potential Unitholders to subscribe for Units. Similarly, the valuation of our Investments will, in certain circumstances, affect the ability of Blackstone to form and attract capital to Other Blackstone Accounts. As a result, there may be circumstances in which the Sponsor is incentivized to defer realization of Investments, make more speculative Investments, seek to deploy capital in Investments at an accelerated pace, hold Investments longer and/or the Sponsor is incentivized to determine valuations that are higher than the actual fair value of Investments, which generally remains in the sole discretion of Blackstone. In particular, given that the amount of Fund Fees will be dependent on the valuation of non-marketable
securities, which will be determined by the Sponsor, the Sponsor could be incentivized to value the securities higher than if Fund Fees were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in our favor, and Unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).

Diverse Unitholder Group.
Unitholders have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same Investments as us, and Unitholder personnel may have incentives or conflicts with respect to their investments in us or Other Blackstone Accounts, including matters Blackstone is not aware of, such as interests in Blackstone Inc. The conflicting interests of Unitholders and investors in other investment vehicles would generally relate to or arise from, among other things, the nature, structuring, financing, tax profile and timing of disposition of Investments. The Sponsor will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) Unitholders than for other Unitholders. In addition, we can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the Unitholders in separate transactions. In selecting and structuring Investments appropriate for us, the Sponsor will consider the investment and our and our Unitholders’ tax objectives as a whole (and those of investors in Other Blackstone Accounts that participate in the same Investments as us), and not the investment, tax or other objectives of any Unitholder individually. Further, certain Unitholders can be expected to also be investors in Other Blackstone Accounts, including supplemental capital vehicles and co-investment
vehicles that may invest alongside us in one or more Investments, which could create conflicts for the Sponsor in the treatment of different Unitholders.
Unitholders can be expected to also include affiliates of Blackstone, such as Other Blackstone Accounts (via a primary investment or secondary acquisition), affiliates of Portfolio Entities of ours or of Other Blackstone Accounts, charities, foundations or other entities or programs associated with Blackstone, personnel, founders, entrepreneurs, executives and/or current or former Blackstone personnel, Blackstone’s senior advisors, and any such affiliates, funds or persons can be expected to also invest in us or through the vehicles established in connection with Blackstone’s side-by-side
co-investment
rights, in each case, without being subject to management fees or carried interest or other performance-based compensation (or otherwise on more favorable terms, including not bearing in-house
administrative, accounting, legal and/or technology-related expenses that are allocable to us), and the Unitholders will not be afforded the benefits of such arrangements. Some of the foregoing Blackstone-related parties are sponsors of feeder vehicles that could invest in us as Unitholders. The Blackstone-related sponsors of feeder vehicles generally charge their investors additional fees, including performance-based fees, which could provide Blackstone current income and increase the value of its ownership position in them. Blackstone will therefore have incentives to refer potential investors to these feeder vehicles. All of these Blackstone-related Unitholders will have equivalent rights to vote and withhold consents as non-related
Unitholders. Nonetheless, Blackstone may have the ability to influence, directly or indirectly, these Blackstone-related Unitholders. It is also possible that we or our Portfolio Entities will, in certain circumstances, be counterparties (such counterparties dealt with on an arm’s length basis) or participants in agreements, transactions or other arrangements with a Unitholder or its affiliates (which may occur in connection with such Unitholder or its affiliates making a subscription or capital commitment, as applicable, to us or Other Blackstone Accounts), including with respect to one or more Investments (or types of Investments). Such transactions may include agreements to pay performance fees to a management team and other related persons in connection with our investment therein, which will reduce our returns. Such Unitholders described in the previous sentences can be expected to therefore have different information about Blackstone and us than Unitholders not similarly positioned. In addition, conflicts of interest will, in certain circumstances, arise in dealing with any such Unitholders, and the Sponsor and its affiliates may be motivated to enter into agreements, transactions or arrangements with Unitholders or their affiliates in order to secure subscriptions or capital commitments, as applicable, from investors to us or Other Blackstone Accounts and may otherwise be motivated by factors other than our interests. See also “—Other Blackstone Business Activities” herein. Similarly, not all Unitholders monitor their investments in vehicles such as us in the same manner. For example, certain Unitholders can be expected to periodically request from the Sponsor information regarding us and our Portfolio Entities and Investments that is not otherwise included in the reporting and other information delivered to all Unitholders—for instance, pre-quarterly
reporting valuation. In such circumstances, the Sponsor may provide such information to such Unitholder and not to other Unitholders. As a result, certain Unitholders can be expected to receive more information from the Sponsor about us and our Portfolio Entities or can be expected to receive information about us and our Portfolio Entities at an earlier time than other Unitholders, and the Sponsor will have no duty to ensure all Unitholders receive the same information regarding us and our Portfolio Entities. Therefore, certain Unitholders can be expected to be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Furthermore, at certain times Blackstone will, in certain circumstances, be restricted from disclosing to the Unitholders material non-public
information regarding Investments, particularly those Investments in which an Other Blackstone Account or Portfolio Entity that is publicly registered co-invests
with us. In addition, investment banks or other financial institutions, as well as Blackstone personnel, can be expected to also be Unitholders. These institutions and personnel are a potential source of information and ideas that could benefit us, and can be expected to receive information about us and our Portfolio Entities in their capacity as a service provider or vendor to us and our Portfolio Entities.
In addition, it is also expected that Blackstone will from time to time confirm factual matters to incoming Unitholders, make statements of intent or expectation to such incoming Unitholders or acknowledge statements by such incoming Unitholders that relate to us and/or Blackstone’s activities pertaining thereto in one or more respects. In addition, Blackstone may from time to time agree to certain matters relating to knowledge transfer and/or secondments with one or more Unitholders as part of an overall firm relationship. Any such statements, confirmations, agreements or acknowledgements, including those made in response to a Unitholder’s due diligence requests, will not involve the granting of any legal right or benefit, and the Unitholders generally will as a result not typically receive notice of any such confirmation, statements or acknowledgements or copies of the documentation (if any) in which they are contained. There can be no assurance that any such arrangements will not have an adverse effect on us or that such arrangements will not influence Blackstone’s activities or our operations.
Affiliated Unitholders.
Certain Unitholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of Blackstone, Portfolio Entities of ours and of Other Blackstone Accounts, personnel of PJT and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to Blackstone), may receive preferential terms in connection with their investment in or alongside us. For the avoidance of doubt, in the case of an affiliated Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. Specific examples of such preferential terms received by certain affiliated Unitholders may include, among others, waiver of the Management Fee and/or the Performance Participation Allocation. For the avoidance of doubt, in the case of an affiliated Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. In addition, by virtue of their affiliation with the Sponsor, affiliated Unitholders will have more information about us and Investments than other Unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other Unitholders. As a result, such affiliated Unitholders will be able to take actions on the basis of such information which, in the absence of such information, other Unitholders do not take. Finally, to the extent affiliated Unitholders submit repurchase requests in respect of their Units, conflicts of interest will arise and the Sponsor’s affiliation with such Unitholders could influence the Sponsor’s determination to exercise its discretion whether to satisfy, reject or limit any such requested repurchase. Additionally, in the case of a Unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such Other Blackstone Account (including, but not limited to, liquidity rights) as compared to the other Unitholders. See also “—Lack of Liquidity” herein. While we and/or such affiliated Unitholders will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of us or other Unitholders.

Unitholders’ Outside Activities.
A Unitholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to us, including business interests and activities in direct competition with us and our Portfolio Entities, and may engage in transactions with, and provide services to, us or our Portfolio Entities (which will, in certain circumstances, include providing leverage or other financing to us or our Portfolio Entities as determined by the Sponsor in its sole discretion). None of us, any Unitholder or any other person shall have any rights by virtue of the Partnership Agreement or any related agreements in any business ventures of any Unitholder. The Unitholder, and in certain cases the Sponsor, will have conflicting loyalties in these situations.
Insurance.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, Portfolio Entities, the Sponsor, Blackstone and our/their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone (including their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties). The Sponsor will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.
Similarly, we and our Portfolio Entities may enter into arrangements with Other Blackstone Accounts and our/their respective Portfolio Entities whereby insurance is procured as a group where the insurance provider may charge lower premiums to the group than it would on an individual basis. In such event, the obligation to pay the premiums on such group policies may be allocated in accordance with the relative values of the respective entities that are insured by such policies (or other factors that Blackstone may reasonably determine). Additionally, we and Other Blackstone Accounts (and our/their respective Portfolio Entities) will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Blackstone may reasonably determine). See also “—Conflicts of Interest in Service Providers, including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein.
In respect of such insurance arrangements, Blackstone can be expected to make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable. There can be no assurance that different allocations or arrangements than those implemented by Blackstone as provided above would not result in us and our Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies.
Sustainability Framework Risk
. The Sponsor has established a sustainability framework that it intends to apply as applicable across our investment portfolio. Depending on the Investment, the impact of developments connected with sustainability factors including GHG emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency could have a material effect on the return and risk profile of the Investment. The Sponsor will endeavor to consider the material sustainability factors in the sustainability framework in connection with our investment activities, however, such framework is not part of our investment objective or intended to limit available investments. Any reference herein to environmental or social considerations is not intended to qualify the Sponsor’s duty to maximize risk-adjusted returns on Investments. However, the act of selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Sponsor or a third-party sustainability specialist will reflect the beliefs, values, internal policies or preferred practices of any particular Unitholder or align with the beliefs or values or preferred practices of other asset managers or with market trends. Considering sustainability factors when evaluating an Investment may, to the extent material economic risks associated with an investment are identified, cause the Sponsor not to make an Investment that it would have made or to make a management decision with respect to a Portfolio Entity differently than it would have made in the absence of such consideration. Additionally, sustainability factors are only some of the many factors that the Sponsor may consider in making an Investment. Although the Sponsor considers application of the sustainability framework to be an opportunity to enhance or protect the performance of investments over the long term, the Sponsor cannot guarantee that its sustainability framework, which depends in part on qualitative judgments, will positively impact the financial, climate, or sustainability performance of any individual Portfolio Entity or us as a whole. Similarly, to the extent the Sponsor or a third-party sustainability specialist engages with Portfolio Entities on sustainability related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the financial or sustainability related performance of the Investment. Successful engagement efforts on our part will depend on our ability to properly identify and analyze material sustainability, impact metrics and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective Portfolio Entity, the Sponsor often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Sponsor to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. To the extent that the Sponsor provides material sustainability reports to investors, such reports will be based on the Sponsor’s or applicable Portfolio Entity management team’s sole and subjective determination of whether a material sustainability issue has occurred in respect of an Investment.
In addition, the Sponsor in certain circumstances could determine in its discretion, to revisit the implementation of certain of its sustainability initiatives (including due to on cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Sponsor to adhere to all elements of our investment strategy, including with respect to sustainability risk and opportunity management and impact, whether with respect to one or more individual Investments or to our portfolio generally. Except as may be required under SFDR, sustainability -related statements, initiatives and goals as described herein with respect to our investment strategy, Investments and Portfolio Entities are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved.
Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. For example, the Sponsor’s sustainability framework does not represent a universally recognized standard for assessing sustainability considerations. The Sponsor is currently a signatory to the United Nations’ Principles for Responsible Investment, a supporter of the Task Force on Climate-Related Financial Disclosures and the Task Force on Nature-related Financial Disclosures, and a member of Ceres Investor Network and the Sustainable Markets Initiative. These initiatives may not align with the approach used by other asset managers or preferred by prospective investors or with future market trends. There is no guarantee that the Sponsor will remain a signatory, supporter or member of these initiatives or other similar industry frameworks.
Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure sustainability performance, in order to allow investors to validate and better understand sustainability claims. The Sponsor’s sustainability framework and us generally are subject to evolving regulations and could become subject to additional regulation in the future. The Sponsor cannot guarantee that its current approach will meet future regulatory requirements.

Progress Toward Sustainability Goals
. The Sponsor has established, and may in the future establish, certain sustainability initiatives and/or programs. These initiatives and programs are intended to maximize risk-adjusted returns. However, the pursuit of these initiatives or programs may involve the dedication of time and resources that may otherwise be allocated to other investment management activities and therefore, the pursuit of these programs and/or initiatives could result in higher or lower risk-adjusted returns than would otherwise have been achieved without them. The sustainability performance of any individual investment cannot be guaranteed.
Climate Change Risk
. Global climate change is widely considered to be a significant threat to the global economy. Our Investments may face risks from the physical effects of climate change, such as risks posed by increasing frequency or severity of extreme weather events and rising sea levels and temperatures. Additionally, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of GHG emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (d) reputational risks (e.g., risks tied to changing customer or community perceptions of an asset’s relative contribution to GHG emissions). The General Partner cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us. In addition, Blackstone’s sustainability Policy is expected to change over time. Blackstone could determine, in its discretion, to revisit the implementation of certain of its sustainability initiatives (including due to cost, timing or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for Blackstone to adhere to all elements of our investment strategy, including with respect to sustainability risk and opportunity management and impact, whether with respect to one or more individual investments or to our portfolio generally.
There is also growing regulatory and investor interest, particularly in the U.S., UK and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure sustainability performance, in order to allow investors to validate and better understand sustainability claims. Blackstone’s sustainability Policy and us are subject to evolving regulations and could become subject to additional regulation in the future. We cannot guarantee that our current approach (including our sustainability Policy) or our investments will meet future regulatory requirements, reporting frameworks or best practices. There is also risk of mismatch between U.S., EU and UK initiatives.
Additionally, Blackstone has established certain enterprise-level and business group-specific sustainability goals. Although the aim of these goals is to create strong returns for investors, the pursuit of these goals (which will include data collection, analysis and reporting) will involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is consequently a risk that the pursuit of these goals could adversely affect our performance.
Other Conflicts.
In addition, other present and future activities of Blackstone (including the Sponsor and the Dealer Manager), us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to us and our investment activities. The Sponsor (in accordance with the terms of the Partnership Agreement) generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of our interests and there may be situations where we, as a passive investor investing alongside or in an Other Blackstone Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the Partnership Agreement, the Board of Directors is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) our Repurchase Program, and any material modification to (a) the Valuation Policy, (b) the Repurchase Program and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by our independent valuation advisor. The Board of Directors will also be authorized to give consent on our behalf with respect to certain matters, including those which may be required or advisable, as determined in the Sponsor’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors. If the Board of Directors consents to a particular matter and the Sponsor acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors, or otherwise as provided in the Partnership Agreement, then the Sponsor and its affiliates will not have any liability to us or the Unitholders for such actions taken in good faith by them. In addition, we may be “dragged along” in engaging in activities that involve conflicts of interest without the Sponsor’s approval.
Additional Potential Conflicts of Interest.
The officers, directors, members, managers and personnel of the Sponsor can be expected to trade in securities, including the securities of our and/or Other Blackstone Accounts’ Portfolio Entities, and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Blackstone policies or as otherwise determined from time to time by the Sponsor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (a) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (b) entities that have interests which are adverse to those of ours or pursue similar investment opportunities as us. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Sponsor can be expected to take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may conflict with their duties to us. Finally, although Blackstone believes its positive reputation in the marketplace provides benefit to us and Other Blackstone Accounts, the Sponsor could decline to undertake investment activity or transact with a counterparty on behalf of us for reputational reasons, and this decision could result in us foregoing a profit or suffering a loss.
Captive Insurance; Gryphon
. We and Other Blackstone Accounts (and their Portfolio Entities) will also, in certain circumstances (including with respect to property insurance and terrorism insurance), self-insure through Gryphon Mutual Insurance Company (“Gryphon”), a captive insurance company (“Captive”), owned entirely by its participants (including us and such Other Blackstone Accounts). An affiliate of the Sponsor provides oversight of Captive’s management, sits on the boards of Captive’s cells, provides a guarantee for a letter of credit to help capitalize Captive and receives a fee based on a percentage of the premiums (subject to the benchmarking process described above), and a third-party insurance services firm will provide brokerage, administration and insurer management services to Captive. The fees and expenses of Captive, including insurance premiums and fees paid to its manager, will be borne by us and Other Blackstone Accounts pro rata based on estimates of insurance premiums that would have been payable for each party’s respective properties, as benchmarked by third parties, and will be paid by each participant annually. While we do not expect to provide any funding in addition to such annual contribution, it is possible that each member of Captive, including us, is required to make additional capital contributions in certain circumstances. This arrangement is expected to provide us with greater control over our property insurance and terrorism insurance programs and reduce overall costs of insurance through lower premiums and reduction or elimination of insurance brokerage costs. We may, however, be negatively affected to the extent there are disproportionate losses incurred on properties held by Other Blackstone Accounts participating in Captive, including through increased future premiums or the lost ability to recoup capital contributions, and there can be no assurance that the arrangement will not result in under- or over-allocation of costs to us relative to Other Blackstone Accounts or that different allocations or arrangements than those provided above would not result in us and our Portfolio Entities bearing less (or more) premiums, deductibles, fees, costs and expenses for insurance policies. Gryphon currently engages, and is expected to continue to engage, Revantage to provide corporate support services in respect of Gryphon’s activities (including assisting with Captive structuring, related insurance placement and oversight and administration of claims). In connection therewith, Revantage is expected to earn commissions for such services related to the Gryphon property program placement, terrorism insurance, casualty program and other lines of coverage and may earn additional commissions during each such policy year. Such commissions will initially be used to offset costs of Captive (which may include fees to Blackstone and allocated costs associated with Revantage’s account payroll, professional services, travel and entertainment, employee development, technology costs and facilities and office services), with any excess funds being returned to or used for the benefit of participating funds in a reasonable manner, which may include reserving for (or advance payment of) additional anticipated costs or direct reimbursement in accordance with a reasonable allocation. Any such services and fees are in addition to the services provided and fees received by Blackstone and will not result in any offset to the Management Fees payable by us or investors in Other Blackstone Accounts, notwithstanding that Revantage is owned by certain Other Blackstone Accounts. See also “—Portfolio Entity Service Providers and Vendors” and “—Group Procurement; Discounts” herein.
Other Considerations
Fund Expenses.
We will pay and bear all expenses related to our operations as fund expenses (collectively, “Fund Expenses”). The amount of these Fund Expenses will be substantial and will reduce the amount of capital available to be deployed by us in Investments and the actual returns realized by Unitholders on their investment in us. Fund Expenses include recurring and regular items, as well as extraordinary expenses which may be hard to budget or forecast. As a result, the amount of Fund Expenses ultimately borne by us at any one-time
may exceed expectations.
As described herein and in our organizational documents, Fund Expenses encompass a broad range of expenses and include all expenses of operating us and our Portfolio Entities and other related entities, including any entities used directly or indirectly to acquire, hold, or dispose of Investments or otherwise facilitate our investment activities.
Fund Expenses borne by us and Unitholders also include, among other things, fees, costs and expenses for and/or relating to attorneys (including compensation and benefits costs specifically charged, allocated or attributed by the Sponsor or its affiliates to us or our Portfolio Entities with respect to in-house
attorneys to provide transactional legal advice, tax planning and/or other related services to us or our Portfolio Entities on matters related to potential or actual Investments and transactions; provided, that any such compensation costs shall not be greater than what would be paid to, or duplicative of services provided by (as determined by the General Partner in good faith), an unaffiliated third party for substantially similar advice and/or services), tax advisors, accountants, auditors, administrative agents, paying agents, advisors (including senior advisors), consultants, fund administrators, depositaries and custodians, investment bankers, prime brokers and other third-party service providers or professionals; valuation costs, expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and repurchases, and travel expenses relating to the ongoing offering of Units); expenses relating to ongoing administrative, governance and compliance services necessary for our and our Portfolio Entities’ operations (including, without limitation, (a) expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Investment Manager), Exchange Act reports, reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which we engage in activities) and/or any other regulatory filings, notices or disclosures of the Investment Manager and/or its affiliates relating to us and our activities, and preparing materials and coordinating meetings of the Board, and (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for us or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to us; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services); brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual Investments (including, without limitation, any costs or expenses relating to currency conversion in the case of Investments denominated in a currency other than U.S. dollars); the cost of borrowings, guarantees and other financing (including interest, fees, related legal expenses and arrangement expenses), bank fees, expenses of loan servicers and other service providers; expenses and fees (including compensation costs) charged or specifically attributed or allocated by the General Partner and/or Investment Manager or their affiliates for data-related services provided to the Portfolio Entities or us (including in connection with prospective Investments); provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services; fees, costs and expenses related to the organization or maintenance of any entity used to acquire, hold or dispose of any one or more Investment(s) or otherwise facilitating our investment activities, including without limitation any travel and accommodation expenses related to such entity and the salary and benefits of any personnel (including personnel of the Investment Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such entity, or other overhead expenses in connection therewith; expenses associated with our compliance with applicable laws and regulations; organizational, offering and operating expenses of us or any of our feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder vehicles, Parallel Funds and/or Intermediate Entities or their partners, as applicable; any taxes, fees, costs of obtaining
non-U.S.
tax receipts or other governmental charges levied against us and all expenses incurred in connection with any tax audit, investigation, settlement or review of us; expenses and fees of any third-party advisory committees, any independent representative of ours, and any annual meeting of ours; expenses associated with auditing, research, reporting, printing, publishing and technology, including, without limitation, news and quotation equipment and services, preparation of our periodic reports and related statements (including notices, communications, financial statements and tax returns including any tax returns or filings required to be made by us in any jurisdictions in which any Unitholders are resident or established) in respect of us and our activities; costs, fees and/or expenses associated with responding to information requests from Unitholders and other persons; costs and expenses of technology service providers and related software/hardware and market data and research utilized in connection with our investment and operational activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by us, the Investment Manager or its affiliates in connection with such provision of services thereby); expenses relating to the maintenance of any website, data room or communication medium used in relation to us (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by Unitholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such Unitholders directly); expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring and disposing of Investments (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including travel and other similar costs and any costs and expenses in connection therewith, including travel and other related expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs and expenses associated with vehicles through which we directly or indirectly participate in Investments); the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving us or entities in which we hold an Investment or otherwise relating to such Investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; all fees, costs and expenses, if any, incurred by or on behalf of us in developing, negotiating and structuring prospective or potential Investments that are not ultimately made or a proposed disposition that is not actually consummated, including without limitation any legal, tax, accounting, travel, advisory, consulting, printing and other related costs and expenses and any liquidated damages, reverse termination fees and/or similar payments and commitment fees. For the avoidance of doubt, the fees, costs and expenses of administrative services provided to the Fund with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of us, the Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in us, the Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.
We will also bear any extraordinary expenses we may incur, including any investigation, litigation (including discovery requests), arbitration or settlement expenses involving us, any investment or entities in which we have an investment or otherwise relates to such investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours. Service providers (including affiliates of the Sponsor) will be retained for such purposes, as further described under “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, we will bear any expenses incurred in connection with due diligence visits by the Sponsor to third-party service providers (including fund administrators), by the Sponsor or any Unitholder to any Portfolio Entities or portfolio assets as well as visits by the Sponsor to any Unitholder. We will bear the start-up,
wind-down and liquidation expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) owned by us, or an allocation of such expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) used by us and owned by Other Blackstone Accounts.
Expenses to be borne by the Sponsor are limited only to those items specifically enumerated in our organizational documents, the Investment Management Agreement and/or in the Partnership Agreement (such as rent for office space, office furniture and salaries of its employees), and all other costs and expenses in operating us will be borne directly or indirectly by the Unitholders. Moreover, while the Unitholders may agree to bear certain expenses related to our operations, such expenses may still be borne by us as Fund Expenses in accordance with the Sponsor’s policies. The Sponsor may choose in its own discretion to pay expenses not specifically enumerated herein, and the Sponsor may at any time in its sole discretion discontinue paying such expenses and cause us to pay them.
Expenses associated with the investigation, negotiation, structuring, acquisition, settling, holding, monitoring and disposition of Investments, including, without limitation, any due diligence-related expenses, brokerage, custody or hedging costs and travel and related expenses in connection with our activities will be borne by us

(and indirectly by the Unitholders). With respect to a given proposed Investment or proposed disposition considered by us and one or more Other Blackstone Accounts, (a) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by us in connection with such proposed Investment, where such proposed Investment is not ultimately made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by us and (b) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by an Other Blackstone Account in connection with such proposed Investment, where such proposed Investment is not ultimately made by the Other Blackstone Account but is made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Other Blackstone Account but is consummated by us, may be borne, in whole or in part (at the Sponsor’s sole discretion) by us (and to the extent borne by us, will be allocated pro-rata
to all Unitholders). See “—Broken Deal Expenses” herein for further discussion regarding the allocation of such expenses. For purposes of this paragraph, the third-party and internal expenses referred to herein include, without limitation, commitment fees that become payable in connection with a proposed Investment that is not ultimately made, legal, tax, accounting, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Sponsor employees working on a proposed Investment or disposition), entertainment and related expenses, printing expenses and any liquidated damages, reverse termination fees, forfeited deposits, and similar payments. From time to time, the Sponsor will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Sponsor or Other Blackstone Accounts, on the other, and whether certain costs and expenses should be allocated between or among us, on the one hand, and Other Blackstone Accounts on the other hand. Certain expenses may be suitable for only us or participating Other Blackstone Account and borne only by such vehicle, or, as is more often the case, expenses may be allocated pro-rata
among each participating Other Blackstone Account and us even if the expenses relate only to particular vehicle(s) and/or investor(s) therein. Any entities established in connection with Blackstone’s side-by-side
co-investment
rights and any Other Blackstone Accounts that
co-invest
alongside us in Investments will generally bear their
pro-rata
share of any expenses related to such Investments, but such entities will generally not be required to bear any portion of the Organizational and Offering Expenses (as defined below) or any other non-investment-related
Fund Expenses (given that those other vehicles bear their own non-investment-related
expenses). If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Sponsor (e.g., costs and expenses (including airfare and lodging) incurred in connection with a meeting of the officers, managers or directors of any Luxembourg entity described above in which matters relating to our activities (e.g., matters relating to Investments) and the Sponsor’s activities (e.g., the appointment of new managers) are discussed), then such expenses will be allocated between us and the Sponsor as determined by the Sponsor in good faith to be equitable. Fund Expenses and Organizational and Offering Expenses (as defined below) of ours, of any feeder vehicles, Parallel Funds and/or Intermediate Entities may be apportioned to, and borne solely by, the investors participating in us, any feeder vehicles, Parallel Funds and/or Intermediate Entities or be allocated among us, any feeder vehicles, Parallel Funds and/or Intermediate Entities as determined by the Sponsor in its reasonable discretion. For example, certain expenses may be incurred by or on behalf of us and Other Blackstone Accounts and will be allocated among us and such Other Blackstone Accounts by the Sponsor in its good faith reasonable discretion, including, in the case of travel, based on estimated time spent with respect to the business of us and Other Blackstone Accounts. The Sponsor will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in us or an Other Blackstone Account bearing less (or more) expenses.
Travel and related expenses described herein include, without limitation, first class and/or business class airfare (and/or private charter, where appropriate, such as when commercial equivalent travel is not available for the applicable itinerary), first class lodging, ground transportation, travel and premium meals (including, as applicable, closing dinners and mementos, cars and meals (outside normal business hours), and social and entertainment events with Portfolio Entity employees, customers, clients, borrowers, brokers and service providers) and related costs and expenses incidental thereto, including any expenses related to attending trade association and/or industry meetings, conferences or similar meetings. See also “—Coronavirus and Public Health Emergencies; Legislative and Regulatory Enactments” above.

Indemnification
. We will be required to indemnify the Sponsor, its affiliates, and each of their respective members, officers, directors, employees, agents, partners, and certain other persons who serve at the request of the Sponsor on our behalf for liabilities incurred in connection with our affairs. Members of the Board of Directors will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the Partnership Agreement. Such liabilities may be material and have an adverse effect on the returns of the Unitholders. For example, in their capacity as directors of Portfolio Entities, the partners, managers or affiliates of the Sponsor may be subject to derivative or other similar claims brought by security holders of such entities. Our indemnification obligation would be payable from our assets. Because the Sponsor may cause us to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods in which we advance expenses to an individual or entity not aligned with or adverse to us. Moreover, in its capacity as our Sponsor, the Sponsor will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the Sponsor (and/or its legal counsel) determined that such disqualifying conduct occurred.
No Independent Advice
. The terms of the agreements and arrangements under which we are established and will be operated have been or will be established by the Sponsor and are not the result of arm’s-length
negotiations or representations of the Unitholders by separate counsel. Potential investors should therefore seek their own legal, tax (including estate tax) and financial advice before making an investment in us.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
BXINFRA’s
day-to-day
operations are managed by Blackstone Infrastructure Strategies Associates L.P. (the “General Partner”) subject to certain oversight rights held by the Board of Directors. The General Partner has delegated BXINFRA’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Our executive officers are senior Blackstone professionals and our General Partner and Investment Manager are both subsidiaries of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by BXINFRA, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as

guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies sponsored by Blackstone such as BXINFRA. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “—Item 1A. Risk Factors — Cyber Security and Operational Risk” in this Annual Report on Form
10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to BXINFRA.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.

Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to portfolio companies on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
BXINFRA’s Board of Directors and its Audit Committee are responsible for understanding the primary risks to our business. The Audit Committee is responsible for reviewing BXINFRA’s and the Sponsor’s IT security controls with management and evaluating the adequacy of BXINFRA’s and the Sponsor’s IT security program, compliance and controls with management.
Blackstone’s CSO will report to BXINFRA’s Board of Directors and/or Audit Committee periodically on cybersecurity matters, including risks facing BXINFRA and the Sponsor and, as applicable, certain incidents. In addition to such periodic reports, BXINFRA’s Board of Directors and/or Audit Committee will receive periodic reports and/or updates from management on the primary cybersecurity risks facing BXINFRA and the Sponsor and the measures we and the Sponsor are taking to mitigate such risks. In addition to such reports, the Board of Directors and/or Audit Committee will receive updates from management regarding changes to BXINFRA’s and the Sponsor’s cybersecurity risk profile or certain newly identified risks.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, New York, New York, 10154, and are provided by the Sponsor. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (a) except as permitted under the Partnership Agreement and (b) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 28, 2025, we had the below number of holders of each outstanding class of Units:

Class	Number of Holders
Class S Units	1,717
Class D Units	14
Class I Units	1,111
Distributions
BXINFRA intends to declare regular quarterly distributions as authorized by the General Partner and intends to pay such distributions to Unitholders of record on a quarterly basis, beginning the first full calendar quarter after the Initial Closing Date. However, the Fund cannot guarantee that it will make distributions, and any distributions made will be at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, BXINFRA’s distribution rates and payment frequency may vary from time to time.
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on Class S Units, Class D Units and Class I Units may differ because of different Class-specific fees and expenses that are deducted from the gross distributions for each Class. In the event that the Fund makes a distribution, we have adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution, each Unitholder that has not “opted out” of the distribution reinvestment plan will have its distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”
Calculation of Net Asset Value
The NAV for each Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the NAV for each Class is calculated monthly by the Sponsor.

The NAV is based on the
month-end
values of Investments (including Debt and Other Securities), the addition of the value of any other assets (such as cash on hand, without duplication) (together, “Total Assets”), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Classes, such as applicable servicing fees, in all cases as determined in accordance with the Valuation Policy. From time to time, the Sponsor may adopt non-material
changes to the Valuation Policy in its sole discretion and material changes with the consent of the Board.
The monthly NAV per Unit for each Class will generally be available around the 20th Business Day of the following month (e.g., the NAV for October 31st will generally be available around November 30th). Each class of Units may have a different NAV per Unit because of different servicing fees.
Notwithstanding anything herein to the contrary, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing BXINFRA’s assets and liabilities and calculating its NAV. The Sponsor, subject to any necessary approvals from the Independent Directors, may, but is not obligated to, suspend the determination of NAV and/or BXINFRA’s offering and/or repurchases, including where (a) the circumstances so require and (b) the suspension is reasonably deemed to be in the best interests of Unitholders. Any such suspension shall be notified to the concerned Unitholders. No Units will be issued or repurchased during such suspension period.
The Sponsor may suspend and/or materially amend the Repurchase Program with the approval of the Independent Directors.
Direct Investments
Investments or Instruments that are Publicly Traded in Active Markets
Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades.
If market quotations are not readily available, the fair value will be determined in good faith by the Sponsor using a widely accepted valuation methodology on the valuation date.
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to the publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Investments or Instruments that are not Publicly Traded
BXINFRA’s Direct Investments will generally initially be valued at cost where the transaction price represents fair value; however, to the extent the Sponsor does not believe a Direct Investment’s cost reflects the current market value, the Sponsor may adjust such valuation. When the Sponsor determines the fair value of BXINFRA’s Direct Investments, the Sponsor updates the prior month-end
valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the Investments during the month. The month-end
process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, the Sponsor will also value BXINFRA’s Direct Investments utilizing the more detailed valuation procedures as described below. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXINFRA’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXINFRA’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of BXINFRA’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually. Any material modifications to the fair valuation of a Direct Investment that the Sponsor has determined to value outside of the applicable range provided by the independent valuation advisor will require approval by the Independent Directors.
The Sponsor will value BXINFRA’s Direct Investments using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. The Sponsor currently expects the primary methodology for determining the fair value of Direct Investments will be the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Sponsor’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions, or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.
In addition, the Sponsor may, but is not obligated to, monitor BXINFRA’s Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on BXINFRA’s NAV as a whole. Material events may include investment-specific events or broader market-driven events that may impact more than one specific investment. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures described herein. In general, the Sponsor expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in the monthly NAV.
The Sponsor may engage additional independent valuation advisors in the future as BXINFRA’s portfolio grows. While the independent valuation advisors are responsible for reviewing valuations and/or providing a range of value (as applicable), the independent valuation advisors are not responsible for, and do not determine the fair value of BXINFRA’s Direct Investments and do not calculate BXINFRA’s NAV. The Sponsor is ultimately responsible for the determination of BXINFRA’s NAV, subject to any required approvals by the Independent Directors. An independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by the Sponsor with notice to the Independent Directors. The independent valuation advisors will discharge their responsibilities in accordance with the Valuation Policy.

Investments in Investment Funds (Primary Commitments and Secondary Investments)
Primary Commitments and Secondary Investments are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time BXINFRA is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment related capital calls and deducting the nominal amount of investment related distributions from the NAV as reported. For certain investments in investment funds managed by the same Investment Manager, the Sponsor will value consistent with the methodologies outlined above for Direct Investments.
In addition to tracking the NAV plus related cash flows of BXINFRA’s Investments in investment funds, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events related to BXINFRA’s Investments in investment funds that the Sponsor believes may have a material impact on BXINFRA’s NAV as a whole. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund, applying the valuation methodologies for Direct Investments outlined above. In general, the Sponsor expects that any adjustments to fair values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in BXINFRA’s monthly NAV.
Debt and Other Securities
In general, Debt and Other Securities will be valued monthly by the Investment Manager based on market quotations or at fair value determined in accordance with the Valuation Policy. For the avoidance of doubt, acquisitions and dispositions of Debt and Other Securities will be reflected in BXINFRA’s NAV on an as-settled
basis.
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of BXINFRA’s Debt and Other Securities. When reliable market quotations for Debt and Other Securities are available from multiple sources, the Sponsor will use commercially reasonable efforts to use two or more quotations and will value such Investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Sponsor to not be reliable, the Sponsor may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Sponsor. Securities that are traded publicly on an exchange or other public market (stocks, exchange-traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular Investment), the fair value will be determined in good faith by the Sponsor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these Investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information or broker-dealer quotations). Certain Investments, such as mezzanine loans or preferred equity, are unlikely to have market quotations. The initial value of such Investments will generally be the acquisition price of such Investment where the acquisition price is determined to represent fair value. The General Partner and the BX Managers will subsequently utilize generally accepted valuation methodologies to value such Investments.

In the case of loans acquired by BXINFRA, such initial value will generally be the acquisition price of such loan. Each such loan Investment will then be valued by the Sponsor within the first three full months after BXINFRA makes such Investment and no less frequently than quarterly thereafter in accordance with the procedures set forth in the immediately following paragraph.
The Sponsor will conduct its initial quarterly valuation and subsequent quarterly revaluations of such loan Investments by determining if there is adequate collateral value supporting such Investments and whether the Investment’s yield approximates market yield. If the market yield is estimated to approximate the Investment’s yield, then such Investment is valued at its par value. If the market yield is not estimated to approximate the Investment’s yield, the Sponsor will project the expected cash flows of the Investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated as of each quarterly valuation date based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Sponsor. For each month that the Sponsor does not perform a valuation of such Investments, it will review such Investments to confirm that there have been no significant events that would cause a material change in value of any such Investment.
The Sponsor may determine that certain Investments in Debt and Other Securities will be valued using different procedures.
Liabilities
With respect to each Class, the Sponsor will include the fair value of such Class’s pro-rata
portion of BXINFRA’s liabilities as part of the Class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Investment Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of BXINFRA’s borrowings will be held at amortized cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability and generally consistent with how such liabilities are recognized for financial reporting purposes, except as outlined below.
The Investment Manager advanced all of BXINFRA’s Organizational and Offering Expenses (as defined below) on BXINFRA’s behalf (other than subscription fees and servicing fees) through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). BXINFRA will reimburse the Investment Manager for such advanced expenses ratably over the 60 months following the Effective Date. For purposes of calculating BXINFRA’s NAV for purchases or repurchases of Units (but not for financial reporting purposes), (a) the Organizational and Offering Expenses and Initial Fund Expenses Support (each, as defined below) paid by the Investment Manager through the Effective Date will be recognized as a reduction to NAV in the month BXINFRA reimburses the Investment Manager for such costs, and (b) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).
The Investment Manager may advance in its discretion all or portion of BXINFRA’s Initial Fund Expenses Support (as defined below) on BXINFRA’s behalf through the Effective Date. BXINFRA will reimburse the Investment Manager for such advanced Initial Fund Expenses Support ratably over the 60 months following the Effective Date or on such earlier date as determined by the Investment Manager.
For purposes of calculating a monthly NAV for purchases or repurchases of Units (but not for financial reporting purposes under GAAP), the servicing fee for each applicable class of Units will be calculated by multiplying the accrued monthly servicing fee rate (1/12th of the total annual servicing fee rate for each applicable class of Units) by the aggregate NAV of such class of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee and Administration Fee expense and Performance Participation Allocation accrual.

Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed.
Unit Repurchases
For additional information on our Repurchase Program, see “Part I. Item 1. Business — Repurchase Program.” During the year ended December 31, 2024, we had not commenced operations; accordingly, we did not repurchase any Units.
Item 6. (Reserved)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with BXINFRA’s consolidated financial statement and the related notes included within this Annual Report on Form
10-K.
Overview
We were organized on July 16, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act.
Our investment objectives are to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. We seek to meet our investment objectives by investing primarily in Infrastructure Investments, leveraging the talent and investment capabilities of Blackstone’s infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
Our investment strategy will employ the full breadth of Blackstone’s Infrastructure Platform, including:

Infrastructure Equity	Infrastructure Secondaries	Infrastructure Credit

Infrastructure equity investments generally include direct investments in infrastructure platforms and other assets where we can drive long-term growth, including through operational improvements
Infrastructure secondaries investments include investments in limited partner interests of private funds in the secondary market, including Core+ and Core infrastructure funds, fund continuation vehicles and other structured solutions
Infrastructure credit investments include structured loans to infrastructure companies often secured by assets with long-term contracted cash flows
To a lesser extent, we will also invest in debt and other securities, including but not limited to loans, debt securities, public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”). Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

We will generally seek to invest at least 80% of our NAV in Infrastructure Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or repurchase requests and subject to any limitations or requirements relating to applicable law. Certain investments could be characterized by the Investment Manager, in its discretion, as either Infrastructure Investments or Debt and Other Securities depending on the terms and characteristics of such investments. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
We expect to access Infrastructure Investments in a variety of ways, including through direct investments in companies and other operating assets (“Direct Investments”); secondary market purchases of existing investments in established investment funds, fund continuation vehicles and other structured solutions managed by Blackstone affiliates or third-party managers (“Secondary Investments”); and capital commitments to commingled investment funds managed by Blackstone affiliates or third-party managers (“Primary Commitments”).
Notable Transactions
BXINFRA commenced operations on January 2, 2025.
For additional information, see “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statement — Note 6. Warehousing Agreement,” “—Note 7. Borrowings” and “—Note 8. Subsequent Events.”
Subscriptions
As of March 7, 2025, BXINFRA has issued interests for aggregate consideration of $1.6 billion as follows:

•	Over $1.0 billion in connection with the initial closing on January 2, 2025, and
•	$153.8 million and $427.2 million in connection with the closings on February 1 and March 1, 2025, respectively.
W
arehouse and Borrowings
On August 27, 2024, BXINFRA and Blackstone Infrastructure Advisors L.L.C., in its capacity as Investment Manager, on behalf of and not for its own account of BXINFRA, entered into a warehousing agreement (the “Warehousing Agreement”) with Finco. Under the Warehousing Agreement, in connection with the launch of BXINFRA, Finco agreed to acquire certain investments that have been approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested equity amount of $1.7 billion (or such higher amount as is agreed between the parties), subject to various terms and conditions.
Effective January 2, 2025, BXINFRA entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) up to a maximum amount of $300.0 million with Finco. The Line of Credit expires on January 2, 2026, subject to one year extension options requiring Finco approval. Under the Line of Credit, the interest rate is: (a) prior to the date on which BXINFRA first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable SOFR plus 3.50%.
Effective March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly-owned subsidiary of the Aggregator entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) up to a maximum amount of $300.0 million with third-party lenders. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on March 5, 2029. Under the Brentwood Credit Facility, borrowings denominated in U.S. dollars will bear interest, at the borrower’s discretion, at a rate of the (a) one-month or three-month term SOFR plus a spread of 1.35% per annum or (b) base rate (as defined in the Brentwood Credit Facility) plus a spread of 1.35%.

Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of energy, digital and transport.
As of March 7, 2025, BXINFRA’s portfolio consists of 8 investments and future commitments to acquire investments totaling up to $1.8 billion, exclusive of the commitments held by Finco under the Warehousing Agreement. As of March 7, 2025, BXINFRA has invested or committed $1.4 billion to Infrastructure Equity investments, $263.0 million to Infrastructure Secondaries and $200.0 million to Infrastructure Credit. BXINFRA’s Infrastructure Equity Investment portfolio provides exposure to over 20 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests. On an invested basis, 10.5% of BXINFRA’s Infrastructure Equity Investment portfolio is comprised of fund interests in Blackstone’s infrastructure funds and a diversified secondaries portfolio.
BXINFRA acquired a portion of these investments and commitments from Finco and its affiliates pursuant to the Warehousing Agreement at cost. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all. With respect to future commitments to acquire investments, BXINFRA may utilize various financing sources, including the warehouse and other borrowings.
As of March 7, 2025, the BXINFRA Fund Program warehouse contains up to $500.0 million of commitments to acquire future investments.
The BXINFRA Fund Program’s obligation to acquire any of the warehoused investments from Finco is contingent upon BXINFRA and any Other Similar Funds (as applicable) raising sufficient capital to acquire such assets as determined by the Investment Manager. As of March 7, 2025, the Investment Manager has determined to allocate the $300.0 million fund commitment to BXINFRA, but has not yet determined the allocation of the $200.0 million commitment to acquire an equity investment between BXINFRA and any Other Similar Funds and it is not certain whether BXINFRA will ultimately acquire any such investments.
Key Components of Our Results of Operations
Revenues
We plan to generate revenues primarily from our Infrastructure Investments, including dividends, distributions and capital appreciation on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also plan to generate revenue in the form of interest income from our investments in Debt and Other Securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
Expenses
The Investment Manager has agreed to advance organizational and offering expenses on behalf of BXINFRA (including legal, accounting, and other expenses attributable to BXINFRA’s organization (including all similar organizational and offering expenses of feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such entities or their investors), but excluding upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) (“Organizational and Offering Expenses”) through the Effective Date. BXINFRA will reimburse the Investment Manager for all such advanced expenses ratably over a
60-month
period following the first anniversary of the Effective Date.

The Investment Manager may in its discretion advance all or a portion of the Fund Expenses to be borne by BXINFRA and the appropriately apportioned expenses relating to Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities, in each case as determined pursuant to the terms of the Partnership Agreement and the Investment Management Agreement (collectively, “Initial Fund Expenses Support”) through the Effective Date. The Investment Manager, in its sole discretion, will determine the portion of Initial Fund Expenses Support that is attributable to the Fund or any Portfolio Entity, feeder vehicle, Parallel Fund and/or Intermediate Entity. BXINFRA will reimburse the Investment Manager for all such advanced expenses in equal installments over the 60 months following the Effective Date or on such earlier date as determined by the Investment Manager.
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Investment Manager.
BXINFRA will bear all expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXINFRA’s Investment Management Agreement, (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity, including but not limited to: legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXINFRA; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services), and (c) all other expenses of BXINFRA’s operations, administrations and transactions. For additional information on Fund Expenses, see “Part I. Item 1A. Risk Factors — Types of Investments — Multiple Levels of Fees and Expense” and “Part I. Item 1A. Risk Factors — Other Considerations — Fund Expenses” above. For the avoidance of doubt, the fees, costs and expenses of administrative services provided to the Fund with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of the Fund, Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in the Fund, Feeder, any Parallel Fund and/or Intermediate Entities, as applicable, or be allocated among the Fund, Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.
Results of Operations
As of December 31, 2024, we had not yet commenced investment operations.
Financial Condition, Liquidity and Capital Resources
Prior to commencing investment operations on January 2, 2025, on September 13, 2024, the General Partner purchased 4,000 Class I Units at a price of $25.00 per unit as our initial capital. As of December 31, 2024, the General Partner was our only Unitholder.
We expect to generate cash primarily from (a) the net proceeds of our expected continuous private offering of our Units, (b) cash flows from our operations, (c) any financing arrangements we may enter into in the future and (d) any future offerings of our equity or debt securities.

Our primary uses of cash are expected to be for (a) making Infrastructure Investments, (b) the cost of operations (including the Management Fee, Administration Fee, Performance Participation Allocation and Fund Expenses), (c) debt service of any borrowings, (d) periodic repurchases and (e) cash distributions to the holders of our Units.
Critical Accounting Estimates
The preparation of the consolidated financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXINFRA, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statement” in “—Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form
10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We will be subject to financial market risks, including changes in fair value and interest rates. We plan to invest primarily in Infrastructure Investments. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Board and General Partner in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Because there is judgment in the valuation of illiquid investments, the fair value of investments reflected in the BXINFRA net asset value may not necessarily reflect the prices that would actually be obtained when investments are realized, and such differences could be material. See “—Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities — Calculation of Net Asset Value.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholder and the Board of Directors of Blackstone Infrastructure Strategies L.P.:
Opinion on the Financial Statement
We have audited the accompanying consolidated statement of assets and liabilities of Blackstone Infrastructure Strategies L.P. and subsidiaries (collectively, “BXINFRA”) as of December 31, 2024, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of BXINFRA as of December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
This financial statement is the responsibility of BXINFRA’s management. Our responsibility is to express an opinion on BXINFRA’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BXINFRA in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. BXINFRA is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of BXINFRA’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.
/s/
DELOITTE
& TOUCHE LLP

New York, New York
March 7, 2025
We have served as BXINFRA’s auditor since 2024.

Blackstone Infrastructure Strategies L.P.
Consolidated Statement of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

December 31, 2024
Assets
Cash and Cash Equivalents	$100

Total Assets	$100

Liabilities and Equity
Total Liabilities	$—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, no Units issued and outstanding	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, no Units issued and outstanding	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, 4,000 Units issued and outstanding	100
General Partner Interest	—

Total Net Assets	100

Total Liabilities and Net Assets	$100

Net Asset Value Per Unit	$25.00

See notes to consolidated financial statement.

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	Organization
Blackstone Infrastructure Strategies L.P. (“BXINFRA”) is a Delaware limited partnership formed on July 16, 2024, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXINFRA, together with its consolidated entities, was organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic repurchase offers.
BXINFRA is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets indirectly in BXINFRA. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors.
BXINFRA invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P., a Cayman Islands exempted limited partnership (the “Aggregator”). Prior to the commencement of investment operations, the Aggregator was wholly owned by BXINFRA and therefore, consolidated. The Aggregator has the same investment objectives as BXINFRA. One or more Parallel Funds are expected to invest in the Aggregator alongside BXINFRA.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA, excluding any Other Similar Funds (as defined below). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. The term “BXINFRA” may include the Feeder, the Aggregator and any Parallel Funds, as the context requires.
The term “Other Similar Funds” refers to one or more vehicles with substantially similar investment objectives and strategies and will invest alongside BXINFRA. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios and will together with BXINFRA form the “BXINFRA Fund Program.”
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objectives by investing primarily in Infrastructure Investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
As of December 31, 2024, BXINFRA had not commenced investment operations. Investment operations commenced on January 2, 2025, when BXINFRA sold unregistered limited partnership units. BXINFRA’s fiscal year ends on December 31.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA, the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA’s board of directors (the “Board of Directors”

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

or “Board”). The General Partner has delegated BXINFRA’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”) on January 2, 2025. The Investment Manager has discretion to make investments on behalf of BXINFRA and is responsible for initiating, structuring, and negotiating BXINFRA’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsid iari
es of Blackstone.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statement of BXINFRA has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXINFRA is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946,
Financial Services—Investment Companies
. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statement is presented fairly and that estimates made in preparing its consolidated financial statement are reasonable.
Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statement. Actual results may ultimately differ materially from those estimates.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less.
Organizational and Offering Expenses
Organizational and offering costs will only be borne by BXINFRA when BXINFRA first accepts third-party
investors and commences investment operations, at which time, costs associated with the organization of BXINFRA will be expensed as incurred. Costs associated with the offering of Class S, Class D and Class I Units (each a “Unit Class” or a “Class”) of BXINFRA will be capitalized as a deferred expense and included as an asset on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2024, BXINFRA had not accepted any third-party investors and investment operations had not yet commenced, therefore organizational and offering expenses were not recorded in the accompanying Consolidated Statement of Assets and Liabilities. Investment operations commenced on January 2, 2025 when BXINFRA sold unregistered limited partnership units.
Income Taxes
BXINFRA is treated as a partnership for income tax purposes and is not subject to income taxes. Certain intermediate entities that have or may be formed for use in carrying out the activities of BXINFRA following commencement of operations may be subject to income taxes.

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Segment Reporting
BXINFRA operates through a single reportable segment. The chief operating decision makers (the “CODMs”) are comprised of BXINFRA’s Chief Executive Officer and Chief Financial Officer. Following the commencement of investment operations, the CODMs will assess the performance of, allocate resources and make operating decisions for BXINFRA primarily based on net increase or decrease in net assets resulting from operations. Reportable segment assets will be reflected on the accompanying Statement of Assets and Liabilities as Total Assets and reportable segment significant expenses to be reviewed by the CODMs will be listed on the statements of operations.

3.	Related Party Transactions
Partnership Agreement
BXINFRA has entered into a limited partnership agreement (the “Part nersh
ip Agreement”) with the General Partner. Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by BXINFRA’s Board of Directors. The General Partner delegated BXINFRA’s portfolio management function to the Investment Manager on January 2, 2025.
Performance Participation Allocation
The General Partner will be allocated a performance participation (“Performance Participation Allocation”) by BXINFRA (directly or indirectly through an intermediate entity) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation will be paid at the end of such first calendar year, and thereafter, the allocation will be paid quarterly. Each of BXINFRA, Feeder and any Parallel Fund is obligated to pay (without duplication) its proportional share of the Management Fee (as defined below) based on its proportional interest in the Aggregator. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares or units of intermediate entities. If the Performance Participation Allocation is paid in Units, such Units may be repurchased at the General Partner’s request and will be subject to certain limitations.
Investment Management Agreement
On January 2, 2025, BXINFRA entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA (directly or indirectly through an intermediate entity) will pay the Investment Manager a management fee (the “Management Fee”) equal to
1.25
% of BXINFRA’s transactional net asset value (“Transactional NAV,” the price at which BXINFRA sells and redeems Units, calculated in accordance with its valuation policy that has been approved by BXINFRA’s Board of Directors) per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXINFRA’s Class S and Class D Units, Administration Fee (as defined below), Performance Participation Allocation,

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

pending unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. The Management Fee will be calculated by the Sponsor. Each of BXINFRA, Feeder and any Parallel Fund is obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator.
The Investment
 Manager may elect to receive the Management Fee in cash, Units and/or shares or units of intermediate entities. If the Management Fee is paid in Units, such Units may be repurchased at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity. The Investment Manager has agreed to waive the Management Fee for the first six months following the date on which BXINFRA first accepts third-party investors and commences investment operations, which was January 2, 2025. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors. In connection with BXINFRA’s first closing on January 2, 2025, the Sponsor contributed $10.3 million on behalf of the purchasing investors for additional units.
Administration Fee
The Investment
 Manager
and its affiliates
provide administration services to BXINFRA, consistent with the Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager will be entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA, equal to, in the aggregate, 0.10% of BXINFRA’s Transactional NAV per annum, payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Unit repurchases, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of
O
ther Blackstone
A
ccounts in which BXINFRA directly or indirectly participates) or taxes paid by any such entity during the applicable month. BXINFRA, the Feeder and any Parallel Fund will each be obligated to pay (without duplication) its proportional share of the Administration Fee based on its proportional interest in the Aggregator. The Administration Fee will be separate from and additional to the Management Fee and any fund expenses (including administrative expenses incurred in connection with Investments and Portfolio Entities).
From time to time, the Investment Manager may outsource certain administrative duties provided to BXINFRA with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
Dealer Manager Agreement
On February 5, 2025, BXINFRA entered into an Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of the Financial Industry Regulatory Authority. Pursuant to the A&R Dealer Manager Agreement, the Dealer Manager manages BXINFRA’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXINFRA’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXINFRA’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.85
% of the value of BXINFRA’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of
0.25
% of the value of BXINFRA’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fee, BXINFRA uses the Transactional NAV before giving effect to any accruals for the servicing fee, repurchases, if any, for that month and distributions payable on BXINFRA’s Units. There will not be unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA accrues the cost of the servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time they are sold for Class S and Class D Units.
Warehousing Agreement; Line of Credit Agreement and Brentwood Credit Facility
BXINFRA and the Investment Manager, in its capacity as investment manager, on behalf of and not for its own account, of BXINFRA entered into a warehousing agreement with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, in connection with the launch and ramp of BXINFRA. BXINFRA has also entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) with Finco and subsidiaries of the Aggregator entered into a senior secured revolving credit agreement with third-party lenders. For additional information, see Note 6. “Warehousing Agreement,” Note 7. “Borrowings” and Note 8. “Subsequent Events” herein.

4.	Commitments and Contingencies
Commitments
The Investment Manager has agreed to advance organizational and offering expenses, other than subscription fees and servicing fees related to Class S and Class D Units, on BXINFRA’s behalf through the first anniversary of the date on which BXINFRA first accepts third-party
investors and commences investment operations (the “Effective Date”). BXINFRA will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2024, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the estimated amount of $1.2 million. This amount will only be borne by BXINFRA when it first accepts third-party
investors and commences investment operations, and the amount is subject to change through the first anniversary therefrom.

5.	Net Assets
BXINFRA, at the discretion of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class.
BXINFRA offers three classes of limited partnership Units: Class S, Class D, and Class I Units. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Until BXINFRA has determined its first Transactional NAV, the subscription price for Units will be $25.00 per unit plus applicable subscription fees.
Transactional NAV for each Unit Class will first be determined as of the end of the first full month after BXINFRA has accepted third-party investors and commenced investment operations. Thereafter, the Transactional NAV for each Unit Class will be calculated monthly by the Sponsor. The Transactional NAV will be based on the month-end
values of investments, the addition of the value of any other

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

assets such as cash, and the deduction of any liabilities, including the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees.
Certain financial intermediaries through which a unitholder is placed in BXINFRA may charge the unitholder upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to (a) 3.5% of Transactional NAV on Class S Units and (b) 1.5% of Transactional NAV on Class D Units sold in the offering. These Subscription Fees are paid by the unitholder outside of its investment in BXINFRA and not reflected in BXINFRA’s net asset value.

On September 13, 2024, the General Partner purchased
4,000
Class I Units at a price of
$25.00
per unit as its initial capital. As of December 31, 2024, the General Partner was BXINFRA’s only unitholder. See Note 8. “Subsequent Events.”

6.	Warehousing Agreement
On August 27, 2024, BXINFRA and the Investment Manager, in its capacity as investment manager, on behalf of and not for its own account, of BXINFRA entered into a warehousing agreement (the “Warehousing Agreement”) with Finco. Under the Warehousing Agreement, in connection with the launch of the BXINFRA, Finco has agreed to acquire, directly or through its affiliates, certain investments that have been approved by the Investment Manager and BXINFRA’s investment committee up to an aggregate invested amount of $1.7 billion (or such higher amount as is agreed between the parties), subject to each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco has agreed to subsequently transfer each Approved Warehoused Investment to BXINFRA, and BXINFRA has agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which BXINFRA has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”).
On each Warehouse Closing Date, BXINFRA will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that BXINFRA will acquire on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses. The term of the Warehousing Agreement shall be through August 26, 2025 (one year), unless extended by the mutual agreement of the parties.
As of December 31, 2024, affiliates of Finco have acquired or entered into definitive agreements to acquire 6 equity and 1 debt investments for a total amount of $1.6 billion, pursuant to the Warehousing Agreement. Additionally, affiliates of Finco acquired a liquid loans portfolio for a total cost of $462.6 million. Any investments that have not yet closed are subject to customary closing conditions, and BXINFRA’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA raising sufficient capital to purchase such assets as determined by the Investment Manager. As of December 31, 2024, the Investment Manager is not certain whether BXINFRA will ultimately acquire any such investments.
See Note 8. “Subsequent Events.”

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

7.	Borr ow ings
Line of Credit
On January 2, 2025, BXINFRA entered into a Line of Credit up to a maximum amount of $300.0 million with Finco. The Line of Credit expires on January 2, 2026, subject to one-year
extension options requiring Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is:
(a) prior to the date on which BXINFRA first accepts third-party investors and begins investment operations (the “Initial Closing Date”), a rate of 5.00% (or such lesser amount as determined by Finco in its sole discretion) and (b) on and after the Initial Closing Date, the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit
, (b) Finco’s demand and (c)
 the date on which Blackstone Infrastructure Advisors L.L.C. no longer acts as investment manager to BXINFRA, provided that BXINFRA will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c).
 To the extent BXINFRA has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, BXINFRA is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that BXINFRA will be permitted to (w) make distributions to avoid any entity level tax, (x) make payments to fulfill any repurchase requests of BXINFRA or any of their feeder vehicles pursuant to any established unit repurchase plans, (y) use funds to close any investment which BXINFRA committed to prior to receiving a demand notice and (z) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary prepayment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.
Brentwood Credit Facility
On March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly-owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed
$300.0
million, subject to customary conditions. The Brentwood Credit Facility contains customary representations and warranties. The obligations of the Brentwood Borrowers under the Brentwood Credit Facility have limited recourse and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees. The parties to the Brentwood Credit Facility include Brentwood Borrowers, BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C. as co-collateral managers, a third-party administrative agent (in such capacity, the “Brentwood Administrative Agent”), also serving as sole lead arranger, and the other third-party lenders as identified in the Brentwood Credit Facility. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on March 5, 2029. Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment.
Under the Brentwood Credit Facility, advances bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for U.S. dollar advances, at the election of the Brentwood Borrowers, is the one-month or three-month term SOFR rate or the “base rate” (as defined in the Brentwood

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Credit Facility)), plus an applicable margin of 1.35% per annum. From and after March 3, 2028, the applicable margin for advances will increase by 0.30% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Brentwood Administrative Agent without a premium or penalty, subject to certain conditions.
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively.

The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding.
The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount.
8. Subsequent Events
BXINFRA commenced operations on January 2, 2025.
Subscriptions
As of March 7, 2025, BXINFRA has issued interests for aggregate consideration of:

•	Over $1.0 billion in connection with BXINFRA’s initial closing on January 2, 2025,
•	$153.8 million and $265.2 million in connection with the closings on February 1 and March 1, 2025, respectively, and
•	$162.0 million in connection with the initial closing of a Parallel Fund on March 1, 2025 that invests alongside BXINFRA into the Aggregator.
Investment Management Agreement
On January 2, 2025, BXINFRA entered into an Investment Management Agreement with the Investment Manager. See Note 3. “Related Party Transactions.”
Warehouse and Investment Portfolio
O
n January 2, 2025, BXINFRA acquired 6 investments and commitments, as well as a liquid loan portfolio from Finco and its affiliates at cost pursuant to the Warehousing Agreement. Additionally, on January 31, 2025, BXINFRA acquired 1 additional investment from Finco and its affiliates at cost pursuant to the Warehousing Agreement. Finco agreed to waive the
5% annualized amount in excess of cost contemplated by the Warehousing Agreement in connection with the transfer of such investments.
As of March 7, 2025, BXINFRA’s portfolio consists of 8 investments and future commitments to acquire investments totaling up to $
1.8 billion, exclusive of the commitments held by Finco under the Warehousing Agreement. Any investments that have not yet closed are subject to customary closing conditions and may not close as expected or at all. With respect to future commitments to acquire investments, BXINFRA may utilize various financing sources, including the warehouse and other borrowings.

Blackstone Infrastructure Strategies L.P.
Notes to Consolidated Financial Statement - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of March 7, 2025, the BXINFRA Fund Program warehouse contains up to $
500.0
 million of commitments to acquire future investments.
The BXINFRA Fund Program’s obligation to acquire any of the warehoused investments from Finco is contingent upon BXINFRA and any Other Similar Funds (as applicable) raising sufficient capital to acquire such assets as determined by the Investment Manager. As of March 7, 2025, the Investment Manager has determined to allocate the $300.0 million fund commitment to BXINFRA, but has not yet determined the allocation of the $200.0 million commitment to acquire an equity investment between BXINFRA and any Other Similar Funds and it is not certain whether BXINFRA will ultimately acquire any such investments.
Line of Credit

On January 2, 2025, BXINFRA entered into a Line of Credit up to a maximum capacity of
$300.0 million with Finco. For further information, see Note 7. “Borrowings.” As of March 7, 2025, there was no amount outstanding under the Line of
Credit.
Brentwood Credit Facility

On March 3, 2025, Brentwood Borrowers entered into a
senior secured
revolving credit agreement with third-party lenders. See Note 7. “Borrowings” for more information. As of March 7, 2025, there was no
 amount outstanding under the Brentwood Credit Facility.

20
5

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of BXINFRA’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
Brentwood Credit Facility
On March 3, 2025, affiliates of BXINFRA entered into a Brentwood Credit Facility pursuant to which the lenders thereunder agreed to provide advances up to an aggregate principal amount of $300.0 million subject to customary conditions.
The parties to the Brentwood Credit Facility include BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C., as co-collateral managers, Bank of America, N.A., as administrative agent and a lender, and as sole lead arranger and sole book manager, the other lenders from time to time party thereto, and BNP Paribas, acting through its New York Branch, as collateral administrator and account bank. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on March 5, 2029.

Under the Brentwood Credit Facility, advances bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for U.S. dollar advances, at the election of the Brentwood Borrowers, is the one-month or three-month term SOFR rate or the “base rate” (as defined in the Brentwood Credit Facility)), plus an applicable margin of 1.35% per annum. From and after March 3, 2028, the applicable margin for advances will increase by 0.30% per annum. Such rates may be increased by up to 2.00% per annum during a continuing event of default.
The Brentwood Credit Facility contains customary representations and warranties, events of default, cash sweep events, and affirmative and negative covenants. The obligations of the Brentwood Borrowers under the Brentwood Credit Facility are non-recourse to BXINFRA and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees.
The foregoing description of the Brentwood Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Brentwood Credit Facility, which is filed as an Exhibit 10.6 to this report and incorporated herein by reference.
Appointment of President
On March 4, 2025, Blackstone Infrastructure Strategies Associates L.P., the general partner of the Fund, appointed Kurt Summers as the President of the Fund, effective immediately.
Mr. Summers, 45, is the President of BXINFRA and a Senior Managing Director and Head of Public-Private Partnerships in Blackstone’s Infrastructure group. In this capacity, Mr. Summers is responsible for investment strategies in partnership with governments, public entities, civic and labor organizations, and broader stakeholders to help advance local infrastructure priorities while also focusing on advancing Blackstone Infrastructure’s sustainability efforts. Previously, Mr. Summers served as Senior Advisor to Blackstone. Mr. Summers was elected and served as Chicago’s 70th City Treasurer until 2019. Mr. Summers also served as both Chairman of the Chicago Infrastructure Trust, where he led the largest lighting retrofit project in North America, and Founding Chairman of the Chicago Community Catalyst Fund, a
first-of-its-kind
$100 million local investment fund focused on private investments in Chicago neighborhoods. Prior to becoming Treasurer, Mr. Summers served as a Senior Vice President and member of the Office of the Chairman for GCM Grosvenor. Mr. Summers began his career at McKinsey & Company and later worked as an investment banker in both the leveraged finance and industrials groups at Goldman Sachs. Mr. Summers serves as a board member of Applegreen and a board observer for Signature Aviation. He is also a member of the Board of Trustees of Washington University in St. Louis where he received a B.S.B.A. with Management Distinction High Honors in Finance and International Business with a minor in East Asian Studies. He also holds an M.B.A. from Harvard Business School.
There are no family relationships between Mr. Summers and any director or executive officer of the Fund, and he is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation
S-K.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, which may be or may have been at the time considered to be, our affiliate.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to the Sponsor in accordance with the provisions of the Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Fund’s Repurchase Program, and any material modification to (x) the valuation policy adopted for BXINFRA, (y) the Repurchase Program and (z) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by the Fund’s independent valuation advisor. No later than 90 days after the Initial Closing Date, at least one half of the Board of Directors will consist of Independent Directors. Commencing 180 days following the Initial Closing Date and continuing thereafter, a majority of the Board of Directors will consist of Independent Directors; provided that, if an Independent Director departs the Board of Directors by reason of death, disqualification, removal or resignation or ceases to be an Independent Director, this requirement will be suspended for a period not to exceed 90 days. Our Board currently consists of five members, two of whom are Independent Directors and the General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers
Information regarding the Board of Directors and executive officers are set forth below as of March 7, 2025:

Name	Age	Position	Position Held Since
Sean Klimczak	48	Chairperson of the Board	2024
Gregory Blank	44	Chief Executive Officer and Director	2024
Kurt Summers	45	President	2025
Paul Schlaack	47	Chief Operating Officer	2024
Christopher Striano	49	Chief Financial Officer	2024
Kate O’Neil	33	Chief Legal Officer	2024
Matthew JK Runkle	46	Head of Acquisitions	2025
Joan Solotar	60	Director	2024
Grace Vandecruze	61	Independent Director	2024
John D. Hershey	63	Independent Director	2024
Each director and executive officer hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Infrastructure Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Biographical Information
Directors
Our directors have been divided into two groups —
“Non-Independent
Directors” and “Independent Directors.”
The status of an Independent Director under the Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.

Non-Independent
Directors
Sean Klimczak
has served as the Chairperson of BXINFRA and a member of the Board of Directors since September 2024. He is also a member of BXINFRA’s Investment Committee, the Global Head of Infrastructure and a Senior Managing Director at Blackstone. Since joining Blackstone in 2005, Mr. Klimczak has been involved in the execution of numerous Blackstone investments, including, Applegreen, Autostrade per I’Italia (ASPI), Carrix, Cheniere Energy Partners, FirstEnergy, Hotwire Communications, Invenergy Renewables, Mundys, Phoenix Tower International, QTS Realty Trust, Signature Aviation, Tallgrass Energy, Sithe Global, Fisterra, Custom Truck One Source, Meerwind, GridLiance, and Transmission Developers. Before joining Blackstone, Mr. Klimczak was an Associate at Madison Dearborn Partners. Prior to that, Mr. Klimczak worked in the Mergers & Acquisitions department of Morgan Stanley & Company’s Investment Banking Division. Mr. Klimczak serves as a director of FirstEnergy and The Blackstone Charitable Foundation. He also serves as a member of the Alumni Board of Harvard Business School, the Board of Trustees of Saint David’s School and the University of Notre Dame Mendoza College of Business Advisory Council. Mr. Klimczak was named a World Economic Forum Young Global Leader in 2015. Mr. Klimczak received a B.B.A. in Finance and Business Economics from the University of Notre Dame, where he graduated summa cum laude and was elected to Beta Gamma Sigma, and an M.B.A. with High Distinction from Harvard Business School, where he graduated with the highest academic standing in his class and was selected as a Baker Scholar, a John L. Loeb Fellow, a Henry Ford II Scholar and a William J. Carey Scholar. Mr. Klimczak is a valuable member of our Board of Directors because of his extensive infrastructure and investing experience, his history with Blackstone and his leadership within Blackstone’s infrastructure strategies.
Gregory Blank
has served as the Chief Executive Officer of BXINFRA and a member of the Board of Directors since August 2024. He is also a member of the BXINFRA Investment Committee. Mr. Blank is a Senior Managing Director in the Infrastructure Group where he focuses on investments in the Digital Infrastructure sector. Since joining Blackstone, Mr. Blank has worked in both the New York and Hong Kong offices in the Private Equity and Infrastructure groups; and has been involved in the execution of numerous Blackstone investments, including QTS Realty Trust, AirTrunk Signature Aviation, Phoenix Tower International, Hotwire Communications, NCR, Kronos, Paysafe, Blue Yonder, Ipreo, and Optiv. Prior to joining Blackstone, Mr. Blank was an Associate at Texas Pacific Group (TPG) in San Francisco where he was involved in the evaluation and execution of private equity transactions. Prior to that, Mr. Blank worked in investment banking at Goldman, Sachs & Co. focused on Technology, Media and Telecommunications clients. Mr. Blank serves on the Board of Directors of QTS Realty Trust, AirTrunk Signature Aviation, Phoenix Tower International, Hotwire Communications, and NCR. Mr. Blank received an A.B. in Economics from Harvard College, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Blank also earned an M.B.A. with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar. Mr. Blank is a valuable member of our Board of Directors because of his extensive infrastructure and investing experience, his history with Blackstone and his leadership within Blackstone’s infrastructure strategies.
Joan Solotar
has served as a member of the Board of Directors since September 2024. She is also a member of the BXINFRA Investment Committee. Ms. Solotar is the Global Head of Blackstone’s Private Wealth Solutions business, which brings institutional quality investment products across a broad spectrum of alternative asset classes to high net worth clients and their advisors. She serves on Blackstone’s Management Committee and Operating Committee, as well as on the board of directors of First Eagle Investment Management. Additionally, Ms. Solotar serves as a member of the board of directors of Blackstone Private Equity Strategies Fund L.P. and is a member of the Blackstone Private Equity Strategies Fund L.P. investment committee. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the Board of Trustees of Mount Sinai Health System, Inc, and of the Board of Trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and coauthored, “Truths from My Daughter.” Ms. Solotar received a B.S. in Management Information Systems from the State University of New York at Albany and an M.B.A. in Finance from New York University. Ms. Solotar is a valuable member of our Board of Directors due to her extensive experience in capital markets, delivering a broad array of Blackstone funds to individual investors, and her leadership as global head of Blackstone’s Private Wealth Solutions group.

Independent Directors
Grace Vandecruze
has served as a member of the Board of Directors and Audit Committee Chair since December 2024. Ms. Vandecruze also serves as a member of the board of directors of Blackstone Private Equity Strategies Fund L.P. Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006 and the Chief Financial Officer of ShoulderUp Technology Acquisition Corp since 2021. She also serves on the board of directors of Link Logistics Real Estate, Resolution Holdings, The Doctors Company and the PIMCO
closed-end
fund complex. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “
Homeless to Millionaire - 6 Keys to UPLIFT your Financial Abundance.
” Ms. Vandecruze received a B.B.A. in Accounting from the Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a Certified Public Accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of our Board of Directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public, private and private equity-backed companies.
John D. Hershey
has served as a member of the Board of Directors since December 2024. Mr. Hershey also serves as a member of the board of directors of Blackstone Private Equity Strategies Fund L.P. From 2008 to 2023, Mr. Hershey worked at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early stage venture firm and a managing director at Banc of America Securities. Mr. Hershey received a B.A. in Economics from the University of California, Davis and an M.B.A. from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association (ILPA), and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation and is a member of the board of directors and certain affiliates of Talcott Financial Group Investments. Mr. Hershey is a valuable member of the Board of Directors because of his extensive experience in investment management and alternative investments, including infrastructure.
Executive Officers
For information concerning the background of Mr. Blank, see
“—Non-Independent
Directors” above.
Kurt Summers
has served as the President of BXINFRA since March 2025. Mr. Summers also serves as a Senior Managing Director and Head of Public-Private Partnerships in Blackstone’s Infrastructure group. In this capacity, Mr. Summers is responsible for investment strategies in partnership with governments, public entities, civic and labor organizations, and broader stakeholders to help advance local infrastructure priorities while also focusing on advancing Blackstone Infrastructure’s sustainability efforts. Previously, Mr. Summers served as Senior Advisor to Blackstone. Mr. Summers was elected and served as Chicago’s 70th City Treasurer until 2019. Mr. Summers also served as both Chairman of the Chicago Infrastructure Trust, where he led the largest lighting retrofit project in North America, and Founding Chairman of the Chicago Community Catalyst Fund, a
first-of-its-kind
$100 million local investment fund focused on private investments in Chicago neighborhoods. Prior to becoming Treasurer, Mr. Summers served as a Senior Vice President and member of the Office of the Chairman for GCM Grosvenor. Mr. Summers began his career at McKinsey & Company and later worked as an investment banker in both the leveraged finance and industrials groups at Goldman Sachs. Mr. Summers serves as a board member of Applegreen and a board observer for Signature Aviation. He is also a member of the Board of Trustees of Washington University in St. Louis where he received a B.S.B.A. with Management Distinction High Honors in Finance and International Business with a minor in East Asian Studies. He also holds an M.B.A. from Harvard Business School.
Christopher Striano
has served as the Chief Financial Officer of BXINFRA since December 2024. Mr. Striano also serves as the Chief Financial Officer of Blackstone Private Equity Strategies Fund L.P. and as a Senior Managing Director and the Chief Operating Officer of Global Finance at Blackstone. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for Portfolio Management, Investment & Corporate Operations, Global Fund Finance, Enterprise Operations and Global Corporate

Services groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the Firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.
Paul Schlaack
has served as the Chief Operating Officer of BXINFRA since September 2024. He is also Chief Operating Officer of Blackstone’s Infrastructure group and a Senior Managing Director. Prior to helping launch Blackstone’s Infrastructure business in 2017, Mr. Schlaack was the Chief Operating Officer of Blackstone’s Institutional Client Solutions group for six years, where he coordinated the marketing and investor relations functions for all of Blackstone’s investment products globally. Prior to that, Mr. Schlaack worked for twelve years in Blackstone’s financial advisory group, where he helped to execute several M&A transactions across a variety of industries. Mr. Schlaack received a B.S. in Economics from The Wharton School of the University of Pennsylvania, where he graduated magna cum laude.
Kate O’Neil
has served as the Chief Legal Officer of BXINFRA since September 2024. Ms. O’Neil also serves as the Senior Vice President and Secretary of Blackstone Private Equity Strategies Fund L.P. and as a Senior Vice President with Blackstone. Ms. O’Neil oversees legal matters related to the structuring, launch and operations of BXINFRA and Blackstone Private Equity Strategies Fund L.P. and plays a key role in the legal function of certain of the firm’s individual investor focused vehicles. Prior to joining Blackstone in 2022, Ms. O’Neil was an attorney with Simpson Thacher & Bartlett LLP and Fried, Frank, Harris, Shriver & Jacobson LLP, where she focused on alternative investment products, including registered funds, private funds, REITs and BDCs. Ms. O’Neil received a B.S., magna cum laude, in Financial Management from Clemson University and a J.D. from the University of Virginia School of Law.
Matthew JK Runkle
has served as the Head of Acquisitions since March 2025. He is also a Senior Managing Director and Head of Renewables and Midstream within Blackstone’s Infrastructure group. Since joining Blackstone in 2017, Mr. Runkle has been involved in the execution of Blackstone investments, including Invenergy Renewables, a partnership with NextEra, Cheniere Energy Partners, and Tallgrass Energy. Before joining Blackstone, Mr. Runkle spent 15 years at ArcLight Capital Partners, a private equity firm focused on energy infrastructure investments. While at ArcLight, Mr. Runkle sourced, executed, and actively managed investments in assets and companies across the power and midstream sectors. Prior to that, Mr. Runkle began his career at The NorthBridge Group as an Analyst, where he focused on corporate strategy for vertically integrated utilities. Mr. Runkle serves as a director of Tallgrass Energy and Cheniere Energy Partners, L.P. Mr. Runkle previously served as a director of Cheniere Energy, Inc. from 2023 to 2024. He also serves as chair of the Brooklyn Community Board of the Jeremiah Program, a
non-profit
social services organization. Mr. Runkle received a B.S. in Geology and Geophysics from Yale University.
Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We have entered into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, manages the Fund on a day-to-day
basis. The Board is currently composed of five members, two of whom are Independent Directors. As described below, the Board has established an Audit Committee, and the General Partner may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities.
Committees
The Board of Directors has an Audit Committee and the General Partner may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of Ms. Vandecruze and Mr. Hershey, each of whom is an Independent Director. Ms. Vandecruze serves as Chair of the Audit Committee. Our Board determined that Ms. Vandecruze is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act.

The General Partner may appoint additional directors to the Board and the Audit Committee from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors.
In accordance with its written charter, adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statement, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statement, the quality and objectivity of our financial statement, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(d) pre-approves
all audit and
non-audit
services provided to us and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.
Investment Committee
All Investments in which BXINFRA participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXINFRA Investment Committee or by a subset thereof; the BXINFRA Investment Committee also approves Primary Commitments and certain investment allocations to other strategies, including programmatic allocations, prior to BXINFRA’s participation. Central to BXINFRA’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXINFRA Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
The BXINFRA Investment Committee process emphasizes a consensus-based approach to decision-making among the members and is the same process that Blackstone has adopted since inception. In addition, BXINFRA benefits from the breadth of the entire Infrastructure Platform, including the various investment, asset management, portfolio operations, finance, investor relations, and legal and compliance professionals located around the globe. These resources provide valuable real-time, proprietary market data that enable BXINFRA to identify and act on market conditions and trends more rapidly than competitors and target specific themes with conviction.
The BXINFRA Investment Committee is composed of some of the most senior and experienced investment professionals at Blackstone, including Stephen A. Schwarzman, Jonathan Gray, Lionel Assant, Gregory Blank, Sean Klimczak, Vikrant Sawhney and Joan Solotar.
For information concerning the background of Mr. Blank, Mr. Klimczak and Ms. Solotar, see “—Biographical Information — Directors
— Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:
Stephen A. Schwarzman
is the Chief Executive Officer and
Co-Founder
of Blackstone and the Chairman of Blackstone’s board of directors. Mr. Schwarzman was elected Chairman of Blackstone’s board of directors effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In 2020, he signed The Giving Pledge, committing to give the majority of his wealth to philanthropic causes. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. Since 2019, he has donated £185 million to the University of Oxford to help redefine the study of the humanities for the 21st century. His gift – the largest single donation to Oxford since the renaissance – will create a new Centre for the Humanities which unites all humanities faculties under one roof for the first time in Oxford’s history and will offer new performing arts and exhibition venues as well as a new Institute for Ethics in AI. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. Since 2015, Mr. Schwarzman has donated $162.8 million to Yale University to establish the Schwarzman Center, a first-of-its-kind
campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman is
Co-Chair
of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book, What It Takes: Lessons in the Pursuit of Excellence, a New York Times Best Seller which draws from his experiences in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is the former co-chair
of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the Board of Directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. In 2024, Mr. Schwarzman was appointed as an Honorary Knight of the Most Excellent Order of the British Empire (KBE) in recognition of his services to philanthropy. Mr. Schwarzman holds a B.A. from Yale University and an M.B.A. from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of Blackstone’s board of directors since February 2012. He sits on the firm’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the M&A and Private Equity areas. Mr. Gray has served as Chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income
children in New York, including creating NYC Kids RISE, college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania.
Lionel Assant
is the Global
Co-Chief
Investment Officer of Blackstone. As
Co-CIO,
he works in conjunction with business unit CIOs and Group Heads to provide additional firm-level investment oversight across Blackstone’s Private Equity (PE) complex, including Corporate PE, Infrastructure, Tactical Opportunities, Growth, and Life Sciences. Mr. Assant also serves as Blackstone’s European Head of Private Equity. He joined Blackstone in 2003 and has run the European PE business since 2012. Mr. Assant currently serves as a Director of Clarion Events, CIRSA, BME (formerly CRH Building Materials Distribution), Bourne Leisure, VFS and Adevinta. He previously served on the boards of Gerresheimer, Klockner Pentaplast, Mivisa, United Biscuits, Alliance Automotive Group, Tangerine, Intertrust, Armacell, Cerdia, Schenck Process and the National Exhibition Centre. Before joining Blackstone, Mr. Assant was an Executive Director at Goldman Sachs in the Mergers & Acquisitions, Asset Management and Private Equity divisions. Mr. Assant graduated from the Ecole Polytechnique with a Master’s in Economics. He is also involved with Impetus, a charitable foundation which provides resources to improve the lives of children and young people living in poverty.

Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of the firm’s Management Committee. Mr. Sawney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Services since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees (if any). Our Code of Business Conduct and Ethics is available on our website at https://www.bxinfra.com/ under “Governance Documents.” We intend to disclose any waiver of our Code of Business Conduct and Ethics, as legally required, on our website.
Insider Trading Policy
Our insider trading policy
establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of the Fund, if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Investment Manager or Blackstone, are prohibited from trading any securities of BXINFRA without receiving pre-clearance
from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.
Item 11. Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement and the Partnership Agreement, as applicable. Our day-to-day
investment operations are managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Manager or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Investment Manager and/or their affiliates for Fund Expenses incurred on our behalf, which can include, but are not limited to, the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXINFRA; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and non-independent
directors, through their financial interests in the Sponsor, are entitled to a portion of the profits earned by the Sponsor, which includes any fees, including compensation discussed herein, payable to the Sponsor under the terms of the Investment Management Agreement and the Partnership Agreement, as applicable, less expenses incurred by the Sponsor in performing its services under the Investment Management Agreement and the Partnership Agreement, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. For the year ended December 31, 2024, we paid each Independent Director a cash retainer of $100,000 and an additional cash fee of $10,000 for the Chair of the Audit Committee (in each case, pro-rated
for any partial-year). For fiscal years thereafter, we will pay each Independent Director: (a) $100,000 per year
(pro-rated
for any partial-year) and (b) an additional fee of $10,000 per year for the Chair of the Audit Committee, with 75% of the total compensation under (a) and (b) payable in cash and the remaining 25% of the total compensation under (a) and (b) payable in restricted Units of the Fund that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units. We are also authorized to pay the reasonable out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.
The following table sets forth the compensation earned or paid to our directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Unit Awards	Total
Sean Klimczak	$—	$—	$—
Gregory Blank	$—	$—	$—
Joan Solotar	$—	$—	$—
Grace Vandecruze	$5,410	$—	$5,410
John D. Hershey	$4,918	$—	$4,918
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Directors and our Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2025, the following table sets out certain ownership information with respect to our Class I Units for each of our directors and executive officers and all directors and executive officers as a group. None of our Unit Classes have voting power. Our directors and executive officers only hold Class I Units. The address for our directors and executive officers is c/o Blackstone Infrastructure Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

Class I Partnership Units Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Sean Klimczak	—	—
Joan Solotar	—	—
Gregory Blank	12,120	*
Kurt Summers	3,030	*
Christopher Striano	—	—
Paul Schlaack	—	—
Kate O’Neil	—	—
Matthew JK Runkle	4,040	*
Grace Vandecruze	—	—
John D. Hershey	—	—
All current executive officers and directors as a group (10 persons)	—	*

*	Less than one percent
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “—Item 11. Executive Compensation — Compensation of Directors.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; Partnership Agreement
We have entered into the Investment Management Agreement with the Investment Manager pursuant to which we will pay Management Fees, Administration Fees and reimburse certain fund expenses. We have also entered into the Amended and Restated Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the Partnership Agreement, we will reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and “—Partnership Agreement.”
Warehousing Agreement; Line of Credit Agreement and Brentwood Credit Facility
BXINFRA and the Investment Manager on behalf of the BXINFRA Fund Program entered into the Warehousing Agreement with Finco in connection with the launch and ramp of the BXINFRA Fund Program. BXINFRA has also entered into the Line of Credit pursuant to which the BXINFRA have entered into an unsecured, uncommitted line of credit with a subsidiary of Blackstone. Additionally, Brentwood Borrowers entered into a senior secured revolving credit agreement with third-party lenders. For additional information, see “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statement —Note 6. Warehousing Agreement,” “—Note 7. Borrowings” and “—Note 8. Subsequent Events.”
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the Partnership Agreement and our governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors. Our Independent Directors fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to the Fund, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons, if any, and (h) any other matters that management or our Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, consider whether such transaction would compromise the director or director nominee’s status as an “independent” or
“non-employee”
director, as applicable, under our Partnership Agreement, our governance guidelines and our Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of our current directors and officers are directors, officers or employees of the Investment Manager or its affiliates.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner, the Investment Manager and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of our Partnership Agreement, the terms and conditions of the Investment Management Agreement or the policies and procedures adopted by the General Partner, the Investment Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Blackstone personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and Blackstone or its affiliates are subject to approval by our Independent Directors. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include transactions with Other Blackstone Accounts and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.
See “Part I. Item 1A. Risk Factors — Potential Conflicts of Interest” including “—Buying and Selling Investments or Assets from Certain Related Parties,” “—Other Blackstone Accounts; Allocation of Investment Opportunities,” “—Investments in Which Other Blackstone Accounts Have a Different Principal Investment Generally,” “—Related Financing Counterparties,” “—Broken Deal Expenses,” and “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers,” and “—Blackstone-Affiliated Service Providers” for more information.

Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of the Fund. We have entered into the Investment Management Agreement with the Investment Manager and the Partnership Agreement with the General Partner. The Investment Manager, for its investment management and its administrative services to us, is entitled to receive Management Fees and the Administration Fee, respectively, in addition to the reimbursement of certain expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”
Director Independence
See “—Item 10. Directors, Executive Officers and Corporate Governance” for information on BXINFRA’s Independent Directors and the definition of “independent.”
Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates:

Year Ended December 31, 2024
Audit Fees (a)	$20,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

$20,000

(a)
Audit Fees consisted of fees for the audits of our consolidated financial statement in our registration statement on Form 10 and our Annual Report on Form
10-K
and services attendant to, or required by, statute or regulation.

Our Audit Committee Charter, which is available on our website at www.bxinfra.com under “Governance Documents,” requires the Audit Committee to pre-approve
all audit and
non-audit
services to be provided by our independent registered public accounting firm in accordance with the charter of the Audit Committee. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report.

1.	Financial Statement:
See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.
3.
Exhibits:

Exhibit Number	Exhibit Description

3.1
Certificate of Limited Partnership of Blackstone Infrastructure Strategies L.P. (incorporated herein by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the SEC on August 2, 2024).

3.2
Blackstone Infrastructure Strategies L.P. Amended and Restated Limited Partnership Agreement, dated January 2, 2025 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

4.1*	Description of registrant’s Securities

10.1
Warehousing Agreement, dated as of August 27, 2024, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Infrastructure Advisors L.L.C. and Blackstone Infrastructure Strategies L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Registration statement on Form 10 filed with the SEC on September 24, 2024).

10.2*
Amended and Restated Dealer Manager Agreement, dated as of February 5, 2025, between Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. and Blackstone Securities Partners L.P.

10.3*	Form of Selected Dealer Agreement (included as Exhibit A to the Amended and Restated Dealer Manager Agreement filed as Exhibit 10.2 hereof).

10.4
Investment Management Agreement, dated as of January 2, 2025, between Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.5
Uncommitted Unsecured Line of Credit, dated as of January 2, 2025, between Blackstone Holdings Finance Co. L.L.C. and Blackstone Infrastructure Strategies L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.6*	Credit Agreement, dated as of March 3, 2025, between BXINFRA Brentwood Funding ICP L.L.C., BXINFRA Brentwood Funding LCS L.L.C. and Bank of America, N.A.

10.7*+	Form of Restricted Unit Award Agreement.

19.1*	Blackstone Infrastructure Strategies L.P. Insider Trading Policy

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the interactive Data File because its XBRL tabs are embedded within the Inline XBRL Document .

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.
Item 16. Form
10-K
Summary
None.

S
ig
natures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 7, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 7th day of March, 2025.

/s/ Sean Klimczak
Sean Klimczak, Chairperson of BXINFRA and the Board of Directors

/s/ Christopher Striano
Christopher Striano, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory Blank
Gregory Blank, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joan Solotar
Joan Solotar, Director

/s/ Grace Vandecruze
Grace Vandecruze, Director

/s/ John D. Hershey
John D. Hershey, Director