Form 10-Q
period 2025-03-31
Blackstone Infrastructure Strategies L.P.
filed 2025-05-13
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31 , 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
000-56672

Blackstone Infrastructure Strategies L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-4067586 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices)(Zip Code)
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
Yes
☒
No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act). Yes
☐
No
☒
As of April 30, 2025, the registrant had the following limited partnership units outstanding: 23,946,827 Class S Units, 2,037,635 Class D Units and 38,434,127 Class I Units.

Limited partnership units outstanding excludes any redemption requests submitted during the redemption request period ending May 14, 2025 pursuant to the registrant’s unit redemption plan.

Forward-Looking Statements
This report may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
References herein to “expertise” or any party being an “expert,” based solely on the belief of Blackstone, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxinfra.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

In this report, except where the context suggests otherwise:
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXINFRA U.S.” refers to Blackstone Infrastructure Strategies L.P.
The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refer to BXINFRA U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds (each as defined below), as the context requires.
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
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P.

The term “General Partner” refers to Blackstone Infrastructure Strategies Associates L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXINFRA to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for United States (“U.S.”) federal income tax purposes, whether formed in a U.S. or
non-U.S.
jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”).
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside the Fund, but excluding Other Similar Funds (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside the Fund.
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
The term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Fund’s Units are made, calculated in accordance with the valuation policy that has been approved by BXINFRA’s board of directors (“Board of Directors” or “Board”)).
The term “Unitholders” refers to holders of BXINFRA U.S.’s limited partnership units (the “Units”). There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated
affiliate of BXINFRA U.S. As such, we believe it is important to present information for both BXINFRA U.S. and the Aggregator in this report. The unaudited financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Principles of Consolidation.”
This report does not constitute an offer of BXINFRA or any Other Blackstone Accounts.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31,	December 31,
	2025	2024
Assets
Investment in BXINFRA Aggregator (CYM) L.P. at Fair Value (Cost $1,476,265)	$1,507,859	$—
Cash and Cash Equivalents	1,832	100

Total Assets	$1,509,691	$100

Liabilities and Net Assets
Due to Affiliates	$13	$—
Accounts Payable, Accrued Expenses and Other Liabilities	386	—
Servicing Fees Payable	36,483	—

Total Liabilities	36,882	—

Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized, (21,044,968 Units issued and outstanding as of March 31, 2025; no Units issued and outstanding as of December 31, 2024)	504,230	—
Limited Partnership Unit — Class D Units, unlimited Units authorized, (1,865,218 Units issued and outstanding as of March 31, 2025; no Units issued and outstanding as of December 31, 2024)	46,939	—
Limited Partnership Unit — Class I Units, unlimited Units authorized, (35,892,971 Units issued and outstanding as of March 31, 2025; 4,000 Units issued and outstanding as of December 31, 2024)	921,390	100
General Partner Interest	250	—

Total Net Assets	1,472,809	100

Total Liabilities and Net Assets	$1,509,691	$100

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statement of Operations (Unaudited)(a)
(Dollars in Thousands)

Three Months Ended
March 31, 2025
Expenses
Professional Fees	$250
Directors’ Fees	53
Warehousing Fees	1,839
Other	4

Total Expenses	2,146
Warehousing Fees Waived	(1,839)

Net Expenses	307

Net Investment Loss	(307)
Net Change in Unrealized Gain on Investment in BXINFRA Aggregator (CYM) L.P.	31,594

Net Increase in Net Assets Resulting from Operations	$31,287

(a)
Blackstone Infrastructure Strategies L.P
. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024.

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statement of Changes in Net Assets (Unaudited)(a)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	General Partner Interest (b)	Total Net Assets
Balance at December 31, 2024	$—	$—	$100	$—	$100
Proceeds from Units Issued	529,146	46,991	901,782	250	1,478,169
Net Investment Income (Loss)	(108)	(9)	(190)	—	(307)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P.	11,003	893	19,698	—	31,594
Servicing Fees	(35,811)	(936)	—	—	(36,747)

Balance at March 31, 2025	$504,230	$46,939	$921,390	$250	$1,472,809

(a)
Blackstone Infrastructure Strategies L.P
. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024.

(b)	The General Partner (as defined below) did not receive any Units for its contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statement of Cash Flows (Unaudited)(a)
(Dollars in Thousands)

Three Months Ended
March 31, 2025

Operating Activities
Net Increase in Net Assets Resulting from Operations	$31,287
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXINFRA Aggregator (CYM) L.P.	(31,594)
Investment in BXINFRA Aggregator (CYM) L.P.	(1,476,265)
Cash Flows Due to Changes in Operating Assets and Liabilities
Due to Affiliates	13
Accounts Payable, Accrued Expenses and Other Liabilities	386

Net Cash Used in Operating Activities	(1,476,173)

Financing Activities
Proceeds from Issuance of Units	1,478,169
Payment for Servicing Fees	(264)

Net Cash Provided by Financing Activities	1,477,905

Cash and Cash Equivalents
Net Increase	1,732
Beginning of Period	100

End of Period	$1,832

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued Servicing Fees	$36,747

(a)
Blackstone Infrastructure Strategies L.P
. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024.

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets

Investments
BXINFRA Aggregator (CYM) L.P. (58,724,023 Units) (a)	Investee Fund	Various	Various	$1,507,859	102.4%

Total Investments (Cost $1,476,265)				$1,507,859	102.4%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on Blackstone Infrastructure Strategies L.P.’s proportional share of investments through investees.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) is a Delaware limited partnership formed on July 16, 2024, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXINFRA U.S. was organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA U.S. is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. BXINFRA U.S. is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets indirectly in BXINFRA U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
(as defined below) investors.
BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (the “Aggregator”). The Aggregator has the same investment objectives as BXINFRA U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of BXINFRA U.S.’s condensed financial statements and are included following these condensed financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding any Other Similar Funds (as defined below). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. BXINFRA U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXINFRA.”
The term “Other Similar Funds” refers to one or more vehicles with substantially similar investment objectives and strategies and will invest alongside BXINFRA. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios and will, together with BXINFRA, form the “BXINFRA Fund Program.”
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
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when BXINFRA U.S. and the Feeder first sold unregistered limited partnership units to third parties and began investing.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXINFRA U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form
10-Q.
BXINFRA U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
(“ASC 946”). The condensed financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly and that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances), if any, at the Aggregator. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXINFRA U.S.’s Annual Report on Form
10-K
for the year ended December 31, 2024, filed with the SEC.
Principles of Consolidation
In accordance with ASC 946, BXINFRA U.S. generally does not consolidate investments unless BXINFRA U.S. has a controlling financial interest in an investment company or operating company whose business consists of providing services to BXINFRA U.S. A controlling financial interest is defined as (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. BXINFRA U.S. determines whether it has a controlling financial interest in an entity at such company’s inception and continuously reconsiders that conclusion. In instances where BXINFRA U.S. wholly owns another investment company, BXINFRA U.S. believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly
owned interests in investment companies, BXINFRA U.S. assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether BXINFRA U.S. holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
BXINFRA U.S. does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, nor any other reporting entities within BXINFRA, because (a) the General Partner is not acting solely on behalf of BXINFRA U.S. as it carries out its duties and (b) BXINFRA U.S. does not absorb essentially all of the Aggregator’s variability. At each reporting date, BXINFRA U.S. assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within BXINFRA, and any associated consolidation implications.
Valuation of Investments at Fair Value
BXINFRA U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXINFRA U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of BXINFRA Aggregator (CYM) L.P. for information regarding the valuation of investments.
BXINFRA U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXINFRA U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. in the Condensed Statement of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXINFRA U.S. may have bank balances in excess of federally insured amounts; however, BXINFRA U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXINFRA U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXINFRA U.S.’s unitholders. It is possible that BXINFRA U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXINFRA U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of BXINFRA U.S. would be treated as shareholders in a corporation, and BXINFRA U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXINFRA U.S. would be required to pay income tax at corporate rates on its net taxable income.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established when BXINFRA U.S. determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. BXINFRA U.S. assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
BXINFRA U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXINFRA U.S. reevaluates its tax positions each period in which new information becomes available. BXINFRA U.S.’s policy is to recognize tax related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Statement of Operations.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
BXINFRA U.S. intends to make quarterly distributions to its unitholders. Distributions to unitholders are recognized on the first calendar day following the record date of the distribution. All distributions will be paid at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per unit is equivalent for each unit class, the net distribution for each unit class may be reduced for any class-specific fees and expenses, if any.
BXINFRA U.S. has adopted a distribution reinvestment plan (“DRIP”) pursuant to which unitholders will have their cash distributions automatically reinvested in additional units of BXINFRA U.S.’s same class of units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized on the first calendar day following the record date for the distribution.
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note
7
. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXINFRA U.S.
Segment Reporting
BXINFRA U.S. operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of BXINFRA U.S.’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for BXINFRA U.S. primarily based on BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed
Statement
of Operations.
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income when earned at the time of receipt of proceeds from the Aggregator. BXINFRA U.S. has an interest of 90.3% in the Aggregator as of March 31, 2025. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S. net assets, see the Condensed Consolidated Schedule of Investments of BXINFRA Aggregator (CYM) L.P.
4. Line of Credit Agreement
On January 2, 2025, BXINFRA U.S. entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. The Line of Credit expires on January 2, 2026, subject to one-year
extension options requiring
Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to BXINFRA U.S., provided that BXINFRA U.S. will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

clause (c). To the extent BXINFRA U.S. has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, BXINFRA U.S. is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that BXINFRA U.S. will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of BXINFRA U.S. pursuant to any established unit redemption plans, (c) use funds to close any investment which BXINFRA U.S. committed to prior to receiving a demand notice and (d) make distributions to its unitholders (“Unitholders”) or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXINFRA U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the Unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXINFRA U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. across each Unit Class based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors. In connection with BXINFRA’s first closing on January 2, 2025, the Sponsor contributed $10.3 million on behalf of the purchasing investors for additional units. This investor incentive resulted in increases to Cash and Cash Equivalents and Net Assets as of March 31, 2025.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXINFRA U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides a summary of the Units issued during the three months ended March 31, 2025:

	Class S Units	Class D Units	Class I Units	Total

Units Outstanding as of December 31, 2024	—	—	4,000	4,000
Units Issued During the Period	21,044,968	1,865,218	35,888,971	58,799,157

Units Outstanding as of March 31, 2025	21,044,968	1,865,218	35,892,971	58,803,157

Unit Redemption Plan
BXINFRA U.S. has implemented a unit redemption plan (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent the General Partner chooses to redeem limited partnership units of BXINFRA U.S. (“Units”) in any particular calendar quarter, BXINFRA U.S. will redeem up to 3% of BXINFRA U.S.’s outstanding Units (by number of Units), effective as of the first calendar day of the first month of the applicable calendar quarter.
Redemptions will be made at a redemption price equal to the Transactional NAV per Unit of the applicable class as of the last calendar day of the immediately preceding calendar quarter. However, Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of
the value of such Transactional NAV of the Units being redeemed for the benefit of BXINFRA U.S. and its Unitholders, subject to certain exceptions.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption for such calendar quarter will be redeemed on a pro-rata
basis after BXINFRA U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. The General Partner (with the approval of BXINFRA U.S.’s Independent Directors) may make exceptions, modify or suspend the Unit Redemption Plan (including to make exceptions to the redemption limitations, or redeem fewer Units than such redemption limitations) if, in its reasonable judgment, it deems such action to be in the best interest of BXINFRA U.S. and its Unitholders.
BXINFRA U.S. commenced its first offering pursuant to the Unit Redemption Plan on April 15, 2025 and, therefore, did not redeem any Units for the three months ended March 31, 2025.
Distributions
BXINFRA U.S. intends to declare regular distributions as authorized by the General Partner and intends to pay such distributions to Unitholders on a quarterly basis, beginning the first full calendar quarter after the Initial Closing Date.
During the three months ended March 31, 2025, there were no
distributions

declared or payable.
Distribution Reinvestment Plan
BXINFRA U.S. has adopted an “opt out” DRIP for Unitholders. When a cash distribution is declared, each unitholder that has not “opted out” of the DRIP will have their distributions automatically reinvested in additional Units rather than receive cash distributions, for a purchase price equal to the most recently available NAV per unit for such Unit. Distributions on fractional Units will be credited to each participating Unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in BXINFRA U.S.’s DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units. Unitholders will not pay subscription fees when purchasing Units under the DRIP.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Income Taxes
Uncertain Tax Positions
As of March 31, 2025, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the financial statements.
Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. These IRA provisions are either not applicable or not material to BXINFRA U.S. financial statements for the three months ended March 31, 2025.
7. Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into a limited partnership agreement, as amended and restated (the “BXINFRA U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA U.S. (indirectly through the Aggregator). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three months ended March 31, 2025, BXINFRA U.S. was allocated $5.2 million of the Performance Participation Allocation recognized by the Aggregator. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA US Aggregator (CYM) L.P. in the Condensed Statement of Operations. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Performance Participation Allocation.
Investment Management Agreement
BXINFRA U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager may enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Investment Manager has agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager has the right to extend the Management Fee waiver at its discretion. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more information regarding the Management Fee.
For the three months ended March 31, 2025, BXINFRA U.S. was allocated $4.0 million of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the BXINFRA U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA U.S. (indirectly through the Aggregator). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three months ended March 31, 2025, BXINFRA U.S. was allocated $0.3 million of the Administration Fee recognized by the Aggregator. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. in the Condensed Statement of Operations. Refer to the Aggregator’s condensed consolidated financial statements included following these condensed financial statements for more
information regarding the Administration Fee.
Dealer Manager Agreement
BXINFRA U.S. and the Feeder entered into an Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) and a member of the Financial Industry Regulatory Authority. Pursuant to the A&R Dealer Manager Agreement, the Dealer Manager manages BXINFRA U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXINFRA U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXINFRA U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of BXINFRA U.S.’s Transactional NAV attributable to Class S Units as of the last day of each month. The Dealer Manager is entitled to receive Unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of BXINFRA U.S.’s Transactional NAV attributable to Class D Units as of the last day of each month. In calculating the servicing fees, BXINFRA U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, redemptions, if any, for that month and distributions payable on BXINFRA U.S.’s Units. There are no Unitholder servicing fees with respect to Class I Units. The Unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the
Unitholder

servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of March 31, 2025 was $36.5 million.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Line of Credit and Warehousing Agreements
BXINFRA U.S. entered into an unsecured, uncommitted Line of Credit with Finco. BXINFRA U.S. and the Investment Manager, in its capacity as investment manager, on behalf of BXINFRA U.S. and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Finco in connection with the launch and ramp-up
of the BXINFRA Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note
9
. “Warehousing Agreement.”
Due to Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXINFRA U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXINFRA U.S. and are non-interest
bearing.
8. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXINFRA U.S.’s available liquidity, including proceeds from the issuance of Units by BXINFRA U.S. and available borrowing capacity under the Line of Credit. For information regarding the Line of Credit, see Note 4. “Line of Credit Agreement.”
Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2025, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2025.
9. Warehousing Agreement
On August 27, 2024, BXINFRA U.S. and the Investment Manager in its capacity as investment manager, on behalf of BXINFRA and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Finco. Under the Warehousing Agreement, in connection with the launch and ramp-up
of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $1.7 billion (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to the Aggregator, and the Aggregator agreed to acquire such investments from Finco on the terms described in the Warehousing Agreement following the point or points in time at which BXINFRA has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager determined, and will

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments the Aggregator acquired, or will acquire, on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses. The term of the Warehousing Agreement shall be through August 26, 2025 (one year), unless extended by the mutual agreement of the parties.
During the three months ended March 31, 2025, BXINFRA acquired seven
investments as well as a liquid loan portfolio from affiliates of Finco at cost pursuant to the Warehousing Agreement. Affiliates of Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statement of Operations.
As of March 31, 2025, there was
one
equity investment for a total amount of $300.0 million
remaining in the BXINFRA Fund Program warehouse. Any investments that have not yet closed are subject to customary closing conditions, and BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and any Other Similar Fund
s
(as applicable) raising sufficient capital to purchase such assets as determined by the Investment Manager.
As of March 31, 2025, the Investment Manager has determined to allocate the

$
300.0 million fund commitment to BXINFRA.
10. Financial Highlights
The following financial highlights for the three months ended March 31, 2025 are calculated for the Unitholders as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXINFRA U.S. had not received subscriptions or commenced investing activities during the three months ended March 31, 2024.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	25.00	25.00

Net Investment Loss	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain on Investment in BXINFRA Aggregator (CYM) L.P.	0.68	0.68	0.68

Net Increase in Net Assets Resulting from Investment Operations	0.67	0.67	0.67
Servicing Fees	(1.71)	(0.50)	—

Net Increase (Decrease) in Net Assets	(1.04)	0.16	0.67

Net Asset Value, End of Period	$23.96	$25.16	$25.67

Units Outstanding, End of Period	21,044,968	1,865,218	35,892,971
Total Return Based on Net Asset Value (b)	-4.16%	0.65%	2.67%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	2.06%	0.01%	0.30%
Warehousing Fees Waivers	-1.77%	-0.01%	-0.26%

Total Expenses	0.29%	—	0.04%

Net Investment Income (Loss)	-0.29%	—	-0.04%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXINFRA U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
11. Subsequent Events
Unit Redemption Plan
BXINFRA U.S. commenced its first offering pursuant to its unit redemption plan on April 15, 2025. The General Partner will offer to redeem Aggregator Units from limited partners to match any redemptions made by BXINFRA U.S.

See Note 5. “Net Assets” for more information on Unit Redemption Plan.
Distributions
On April 29, 2025, BXINFRA U.S. declared distributions of $0.10 per Class S Unit, $0.10 per Class D Unit, and $0.10 per Class I Unit, which were paid on May 2, 2025 to Unitholders of record as of March 31, 2025. See Note 5. “Net Assets” for more information on distributions.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	March 31, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $1,307,250)	$1,319,828	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $509,425)	525,410	—
Cash and Cash Equivalents	127,977	—
Due from Affiliates	669	—
Accounts Receivable	3,449	—
Other Assets	34,473	—
Deferred Assets	307	—

Total Assets	$2,012,113	$—

Liabilities and Equity
Due to Affiliates	$39	$—
Accounts Payable and Accrued Expenses	1,258	—
Payable for Investments Purchased	327,456	—
Accrued Performance Participation Allocation	5,317	—
Derivative Liabilities at Fair Value	1,729	—
Taxes Payable	2,952	—
Organization Costs Payable	1,950	—
Administration Fees Payable	398	—
Offering Costs Payable	410	—

Total Liabilities	341,509	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized, (65,062,200 Units issued and outstanding as of March 31, 2025; no Units issued and outstanding as of December 31, 2024)	1,670,604	—
Limited Partnership Unit — Class B Units, unlimited Units authorized, (no Units issued and outstanding as of March 31, 2025; and December 31, 2024)	—	—

Total Net Assets	1,670,604	—

Total Liabilities and Net Assets	$2,012,113	$—

See notes to condensed consolidated financial statements.

2
0

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statement of Operations (Unaudited)(a)
(Dollars in Thousands)

Three Months Ended March 31, 2025

Income
Interest Income	$10,301
Dividend Income	5,883
Other	2,244

Total Income	18,428

Expenses
Management Fees	4,167
Organizational Expenses	1,951
Performance Participation Allocation	5,317
Professional Fees	1,397
Other Expenses	325
Deferred Offering Costs Amortization	102
Administration Fees	333

Total Expenses	13,592
Management Fees Waived	(4,167)
Expense Support	(665)

Net Expenses	8,760

Net Investment Income Before Provision for Taxes	9,668
Provision for Taxes	2,952

Net Investment Income	6,716

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Loss on Investments	(261)
Net Change in Unrealized Gain on Investments	28,547
Net Change in Unrealized Loss on Derivative Instruments	(1,729)
Net Change in Unrealized Loss on Translation of Assets and Liabilities in Foreign Currencies	(934)

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	25,623

Net Increase in Net Assets Resulting from Operations	$32,339

(a)
BXINFRA Aggregator (CYM) L.P. was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024.

See notes to condensed consolidated financial statements.

2
1

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statement of Changes in Net Assets (Unaudited)(a)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at December 31, 2024	$—	$—	$—
Proceeds from Units Issued	1,638,265	—	1,638,265
Net Investment Income	6,716	—	6,716
Net Realized Loss on Investments	(261)	—	(261)
Net Change in Unrealized Gain on Investments	28,547	—	28,547
Net Change in Unrealized Loss on Derivative Instruments	(1,729)	—	(1,729)
Net Change in Unrealized Loss on Translation of Assets and Liabilities in Foreign Currencies	(934)	—	(934)

Balance at March 31, 2025	$1,670,604	$—	$1,670,604

(a)
BXINFRA Aggregator (CYM) L.P. was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024
.

See notes to condensed consolidated financial statements.

2
2

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statement of Cash Flows (Unaudited)(a)
(Dollars in Thousands, Except Unit and Per Unit Data)

Three Months Ended
March 31, 2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$32,339
Purchases of Investments	(1,889,706)
Proceeds from Investments	71,730
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Loss on Investments	261
Net Change in Unrealized (Gain) Loss on Investments	(28,547)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	1,729
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	934
Net Amortization of Debt Investments	90
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(669)
Accounts Receivable	(3,449)
Other Assets	(34,473)
Deferred Assets	(307)
Due to Affiliates	39
Accounts Payable and Accrued Expenses	1,258
Payable for Investments Purchased	327,456
Accrued Performance Participation Allocation	5,317
Taxes Payable	2,952
Organization Costs Payable	1,950
Administration Fees Payable	398
Offering Costs Payable	410

Net Cash Used in Operating Activities	(1,510,288)

Financing Activities
Proceeds from Issuance of Units	1,638,265

Net Cash Provided by Financing Activities	1,638,265

Cash and Cash Equivalents
Net Increase	127,977
Beginning of Period	—

End of Period	$127,977

(a)
BXINFRA Aggregator (CYM) L.P. was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three months ended March 31, 2024.

See notes to condensed consolidated financial statements.

2
3

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Per- centage of Net Assets

Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (1,637,829,058,033 Shares)	APAC	$318,218	19.0%

Total Digital Infrastructure		318,218	19.0%

Transportation Infrastructure
Mercury Co-Invest L.P. (252,009 Shares)	Americas	150,336	9.0%

Total Transportation Infrastructure		150,336	9.0%

Various (b)
Infrastructure Investments L.P. (c)(d) ( 400,000 Shares)	Various	401,229	24.0%
Other Affiliated Investee Fund s (e)	Various	124,181	7.4%

Total Various		525,410	31.5%

Total Equity Investments (Cost $297,475 APAC, $152,476 Americas, $509,425 Various)		993,964	59.5%

Debt Investments (f)
Debt Investments - Infrastructure
Energy
Other Investment(s) in Debt (e)	Americas	210,626	12.6%

Total Energy		210,626	12.6%

Infrastructure Services
Other Investment(s) in Debt (e)	Americas	86,575	5.2%

Total Infrastructure Services		86,575	5.2%

continued...
See notes to condensed consolidated financial statements.

2
4

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Per- centage of Net Assets

Debt Investments (continued) (f)
Debt Investments - Infrastructure (continued)
Transportation
Other Investment(s) in Debt	Americas	$76,302	4.6%
Other Investment(s) in Debt	EMEA	27,208	1.6%

Total Transportation		103,510	6.2%

Total Debt Investments - Infrastructure (Cost $376,527 Americas, $25,920 EMEA)		400,711	24.0%

Debt Investments - Liquids (g)
Consumer and Services
Other Investment(s) in Debt (e)	Americas	173,661	10.4%
Other Investment(s) in Debt	EMEA	14,198	0.8%

Total Consumer and Services		187,859	11.2%

Digital
Other Investment(s) in Debt	Americas	15,610	0.9%

Total Digital		15,610	0.9%

Energy
Other Investment(s) in Debt	Americas	26,995	1.6%

Total Energy		26,995	1.6%

continued...
See notes to condensed consolidated financial statements.

2
5

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Per- centage of Net Assets

Debt Investments (continued) (f)
Debt Investments - Liquids (continued) (g)
Healthcare
Other Investment(s) in Debt	Americas	$16,998	1.0%

Total Healthcare		16,998	1.0%

Industrials
Other Investment(s) in Debt	Americas	72,002	4.3%
Other Investment(s) in Debt	EMEA	4,490	0.3%

Total Industrials		76,492	4.6%

Infrastructure Services
Other Investment(s) in Debt	Americas	21,507	1.3%

Total Infrastructure Services		21,507	1.3%

Real Estate
Other Investment(s) in Debt	Americas	5,648	0.3%

Total Real Estate		5,648	0.3%

Technology, Media & Entertainment
Other Investment(s) in Debt	Americas	68,016	4.1%
Other Investment(s) in Debt	EMEA	4,269	0.3%

Total Technology, Media & Entertainment		72,285	4.3%

Transportation
Other Investment(s) in Debt	Americas	27,169	1.6%

Total Transportation		27,169	1.6%

Total Debt Investments - Liquids (Cost $431,730 Americas, $23,122 EMEA)		450,563	27.0%

Total Debt Investments (Cost $808,257 Americas, $49,042 EMEA)		851,274	51.0%

Total Investments and Investments in Affiliated Investee Funds (Cost $1,816,675)		1,845,238	110.5%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Per- centage of Net Assets

Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management	Americas	$4,027	0.2%
Fidelity Investments Money Market Treasury Portfolio - Class I	Americas	116,623	7.0%

Total Money Market Fund (Cost $120,650 Americas)		120,650	7.2%

Cash
Cash Held at Banks	n/a	7,327	0.4%

Total Cash (Cost $7,327)		7,327	0.4%

Total Cash and Cash Equivalents (Cost $127,977)		127,977	7.7%

Derivative Instruments
Foreign Currency Contracts	n/a	(1,729)	-0.1%

Total Derivative Instruments (Cost $-)		(1,729)	-0.1%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost $1,944,652)		$1,971,486	118.0%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Equity Investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interests, (4) warrants and (5) other equity-linked securities.

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

(b)	Fund investments are diversified and are not categorized to one industry.
(c)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $92.2 million, representing 5.5% of BXINFRA Net Assets and BXINFRA indirectly owns 392,881 shares in the investee. The investee is located in the Americas region and is in the Digital Infrastructure industry. BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA’s proportionate fair value representing $20.4 million, or 1.2% of BXINFRA Net Assets. BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury Co-Invest L.P with BXINFRA’s proportionate fair value representing $48.4 million, or 2.9% of BXINFRA Net Assets.

(d)
BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation and Digital which are 33.9%, 26.0%, and 40.1% of the Infrastructure Investments L.P. vehicle’s investments, respectively.

(e)
There were no single investments included in this category that exceeded 5
% of net assets of BXINFRA Aggregator (CYM) L.P., Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. or a Parallel Fund (as defined below).

(f)
Includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations (“CLOs”) and (3) direct lending debt investments.

(g)
Investments are generally liquid in nature, are intended to be held for short durations and may be used to generate income, facilitate capital deployment and provide a potential source of liquidity. Industries may be diversified outside of infrastructure industries.

See notes to condensed consolidated financial statements.

2
8

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXINFRA Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on August 13, 2024. BXINFRA Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the limited partnership agreement, as amended and restated (the “Aggregator Partnership Agreement”).
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXINFRA U.S. and the Feeder are organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA U.S. and the Feeder are structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets indirectly in BXINFRA U.S. In turn, BXINFRA U.S. invests all or substantially all of its assets in the Aggregator. The Aggregator has the same investment objectives as BXINFRA U.S.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding any Other Similar Funds (as defined below). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXINFRA U.S., the Feeder, the Aggregator and its consolidated subsidiaries and any Parallel Funds collectively form “BXINFRA.”
The term “Other Similar Accounts” refers to one or more vehicles with substantially similar investment objectives and strategies and will invest alongside BXINFRA. While these Other Similar Funds will be operated as distinct investment structures, they are expected to have highly overlapping investment portfolios and will together with BXINFRA form the “BXINFRA Fund Program.”
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
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when BXINFRA U.S. and the Feeder sold unregistered limited partnership units to third parties and began investing and subsequently invested those proceeds into the Aggregator.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

2
9

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statement of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fair Value of Investments and Financial Instruments
ASC Topic 820,
Fair Value Measurement
(“ASC 820”), establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

●
Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter
derivatives where the fair value is based on observable inputs.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

●
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.

In certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The
Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Investments at Fair Value and Investments in Affiliated or Unaffiliated Investee Funds
Investments at Fair Value
The Aggregator values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance
and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.
Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital
ratios of companies deemed comparable to the investee company.

3
1

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, such as earnings before interest and taxes or other performance metric, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale
approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up
fees.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security specific factors such as relative capital structure priority and interest and yield risks.
Private investment transactions are recorded on their respective closing dates.
Public investment transactions are recorded on their respective trade dates.
Derivative Instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Aggregator to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Convertible preferred investments may be valued using an option pricing model based on the specific terms of the security, including, but not limited to, the publicly traded share price of the common shares or units in active markets as of the reporting date, preferred-in-kind
dividend rate, relative yield and other adjustments to the common shares or units, as well as restrictions related to timing of conversion, as applicable, or actual trades of the convertible preferred investment.
Investments in Affiliated or Unaffiliated Investee Funds
Investments in affiliated or unaffiliated investee funds (“Investee Funds”) are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the Investee Funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and monitoring procedures, that NAV does not represent fair value or if the Investee Fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds that are managed by the Investment Manager, investments held directly on such funds’ balance sheets may also be direct investments of BXINFRA. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the Investments at Fair Value section above.

3
2

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Condensed Consolidated Statement of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statement of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Condensed Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statement of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 7. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator makes investments in
non-U.S.
dollar currency investments.
Non-U.S.
dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statement of Operations.

3
3

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Net Realized and Unrealized Gain (Loss) on Investments
The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Income Recognition
The Aggregator recognizes interest income from private investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from publicly traded securities on the ex-dividend
date and from private securities when earned. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXINFRA U.S. and the Feeder accepted third-party investors and commenced investment operations, costs associated with the organization of BXINFRA were expensed. Costs associated with the offering of BXINFRA U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a 12 month period from January 2, 2025. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXINFRA U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statement of Operations.
Management Fees Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 7. “Related Party Transactions”) for the first six months following the Initial Closing Date. The Investment Manager has the right to extend the Management Fee waiver at its discretion. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statement of Operations. Refer to Note 7. “Related Party Transactions” for more information.
As described in the Investment Management Agreement (as defined in 7. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro rata share of 100% of the net break-up,
topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXINFRA through secondary market purchases of existing investments in established funds in other Blackstone accounts paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 7. “Related Party Transactions” for more information.

3
4

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 7. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statement of Operations. Refer to Note 7. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Condensed Consolidated Statement of Operations.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., the Feeder, Parallel Funds and other vehicles sponsored, advised and/or managed by Blackstone
or
its affiliates are affiliates of the Aggregator.

3
5

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board issued amended guidance on the accounting for Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Aggregator adopted the amended guidance on January 1, 2025 and was adopted on a prospective basis. There was no significant impact on the condensed consolidated financial statements or any measurement impacts upon adoption.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels as of March 31, 2025:

	March 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$127,977	$—	$—	$—	$127,977

Investments
Equity Investments	—	—	927,774	66,190	993,964
Debt Investments	—	851,274	—	—	851,274

Total Investments	—	851,274	927,774	66,190	1,845,238

	$127,977	$851,274	$927,774	$66,190	$1,973,215

Liabilities
Derivative Liabilities	$—	$1,729	$—	$—	$1,729

The Aggregator may hold equity securities that are subject to sale restrictions. The nature of such restrictions are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to: consent-rights or event-based transfer restrictions imposed by third-parties, underwriter lock-ups
and sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of March 31, 2025, there were no equity securities subject to sales restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

3
6

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$468,554	Discounted Cash Flows	WACC	11.3% - 11.8%	11.5%	Lower
			Exit Multiple	17.5x - 20.4 x	18.4 x	Higher

Total Investments	468,554
Investments in Affiliated Investee Funds	459,220	Discounted Cash Flows	WACC	6.1% - 13.0%	10.2%	Lower
			Exit Capitalization Rate	4.6% - 7.4%	6.1%	Lower
			Exit Multiple	1.7x - 22.0x	15.8x	Higher

	$927,774

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Thirds-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
For the three months ended March 31, 2025, the following table presents changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2025
	Equity
	Investments	Total
Balance, Beginning of Period	$—	$—
Purchases	913,037	913,037
Sales and Proceeds from Investments	(5,111)	(5,111)
Change in Gain Included in Net Assets	19,848	19,848

Balance, End of Period	$927,774	$927,774

Changes in Unrealized Gain Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$19,848	$19,848

There were no transfers of investments into or out of Level III of the fair value hierarchy during the three months ended March 31, 2025.

3
7

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

NAV as a Practical Expedient
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of March 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

NAV as a Practical Expedient	Unfunded Commitment	Fair Value
Various
Other Investment(s) in Affiliated Investee Funds	$11,550	$66,190
The General Partner may, as a practical expedient, estimate the fair value of an Investee Fund based on NAV if the reported NAV of the Investee Fund is calculated in a manner consistent with the measurement principles applied to investment companies, in accordance with ASC 946, and the General Partner has internal processes to independently evaluate the fair value measurement process utilized by the underlying Investee Fund to calculate the Investee Fund’s NAV in accordance with ASC 946. The Net Change in Unrealized Gain (Loss) on Investments in Affiliated Investee Funds is $14.7 million for the three months ended March 31, 2025. There was no Net Realized Gains (Losses) on Investments in Affiliated Investee Funds for the three months ended March 31, 2025. Refer to Note 7. “Related Party Transactions” for more detail on investments in affiliated Investee Funds.
4. Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.
The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its
non-U.S.
dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator.
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

3
8

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts in thousands:

	March 31, 2025		December 31, 2024
	Liabilities		Liabilities
		Fair		Fair
	Notional	Value	Notional	Value
Derivative Instruments
Foreign Currency Contracts (JPY)	¥3,340,000	$883	¥—	$—
Foreign Currency Contracts (SGD)	$30,105	20	$—	—
Foreign Currency Contracts (AUD)	$198,375	790	$—	—
Foreign Currency Contracts (EUR)	€40,624	36	€—	—

		$1,729		$—

The table below summarizes the impact to the Condensed Consolidated Statement of Operations from derivative instruments:

Three Months Ended
March 31, 2025
Derivative Instruments
Foreign Currency Contracts	$(1,729)
As of March 31, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Borrowings
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
Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment. On May 9, 2025, the aggregate principal amount was temporarily increased by $
150.0
 million from
$300.0 million to $450.0 million through August 9, 2025
.
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

3
9

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a
1.00
% and
0.30
% commitment fee rate, respectively.
The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding.
The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount.
As of March 31, 2025, the Aggregator had
no
borrowings or amounts outstanding under the Brentwood Credit Facility.
6. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of March 31, 2025, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. Class A Units are issued to both the BXINFRA U.S. limited partner and the Parallel Fund limited partner. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined below) and the deduction of expenses.
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for Class A Units, which is the Aggregator’s prior month-end
Transactional NAV per Aggregator Unit.
The following table provides a summary of the Aggregator’s Units issued during the three months ended March 31, 2025:

	Class A
	Units	Total
Units Outstanding as of December 31, 2024	—	—
Units Issued During the Period	65,062,200	65,062,200

Units Outstanding as of March 31, 2025	65,062,200	65,062,200

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemptions made by BXINFRA U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption program of BXINFRA U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXINFRA U.S., including, if applicable, approval by the Board of Directors.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
The Aggregator, as authorized by the General Partner, may from time to time, declare quarterly distributions on Aggregator Units to match the distributions made by BXINFRA U.S. and any Parallel Fund. For further detail on the quarterly distributions to be declared by BXINFRA U.S., see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of Blackstone Infrastructure Strategies L.P.
During the three months ended March 31, 2025, there were no distributions declared or payable by the Aggregator.
Distribution Reinvestment Plan
When a cash distribution is declared, each Aggregator unitholder that has not “opted out” of the Distribution Reinvestment Plan (“DRIP”) will have their distributions automatically reinvested in additional Units rather than receive cash distributions, for a purchase price equal to the most recently available NAV per unit for such Unit. For further details on the DRIP, see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of Blackstone Infrastructure Strategies L.P.
7. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXINFRA’s portfolio management function to the Investment Manager on January 2, 2025.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA U.S. (indirectly through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation is paid annually, after the end of such first calendar year, and thereafter, the allocation will be paid quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.

4
1

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended March 31, 2025, the Aggregator accrued unrealized Performance Participation Allocation of $
5.3
 million.
The amount of unrealized Performance Participation Allocation accrued is as if BXINFRA had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXINFRA throughout the Performance Participation Allocation period of each limited partner.
Investment Management Agreement
On January 2, 2025, BXINFRA U.S. entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may enter into additional sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXINFRA U.S.’s and the Feeder’s
Class S/S-TE
and
Class D/D-TE
units, Administration Fee (as defined below), Performance Participation Allocation, pending unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in cash, the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.
The Investment Manager has agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager has the right to extend the Management Fee waiver at its discretion.
For the three months ended March 31, 2025, the Aggregator accrued gross Management Fees of $4.2 million of which the Investment Manager waived all $4.2 million. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statement of Operations.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.

4
2

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

From time to time, the Investment Manager may outsource certain administrative duties provided to BXINFRA with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate, 0.10% of the Aggregator’s Transactional NAV.
For the three months ended March 31, 2025, the Aggregator accrued Administration Fees of $0.3 million.
Investments in Affiliated Investee Funds
The Aggregator has investments in certain Blackstone-affiliated investment funds (“Investments in Affiliated Investee Funds”). As of March 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $525.4 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
For the three months ended March 31, 2025, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
For the three months ended March 31, 2025, the Aggregator accrued Expense Support of $0.7 million that will be paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.
Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing.

Related Party Transactions
BXINFRA may from time to time enter into transactions with certain affiliates.
During the three months ended March 31, 2025, BXINFRA acquired Infrastructure Investments, Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to
$1.9
billion from Finco and its affiliates pursuant to the Warehousing Agreement (as defined in Note 9. “Warehousing Agreement” in the “Notes to
Condensed

Financial Statements” of Blackstone Infrastructure Strategies L.P.).
Additionally, during the three months ended March 31, 2025, BXINFRA extended credit to a portfolio company controlled by other vehicles controlled, sponsored, advised and/or managed by Blackstone or its affiliates for an aggregate amount of $26.9 million as part of a broadly syndicated loan transaction.
Additionally, a portion of BXINFRA’s portfolio consists of funds interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three months ended March 31, 2025, BXINFRA funded capital commitments to such funds for an aggregate amount of $440.4 million.

4
3

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE
and
Class D/D-TE
units, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of March 31, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $2.1 million of which $1.9 million relates to Organizational Expenses and was expensed as incurred and $0.1 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended March 31, 2025, organizational and offering expenses totaled $1.9 million and $0.1 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization, respectively, on the Condensed Consolidated Statement of Operations.
As of March 31, 2025, the Aggregator had unfunded commitments to existing investments of $446.7 million and the BXINFRA Fund Program had additional conditional commitments of $811.0 million to new investments. Conditional commitments are held among the BXINFRA Fund Program and BXINFRA’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2025.
9. Income Taxes
The Aggregator’s Provision for Taxes were $3.0 million for the three months ended March 31, 2025, which resulted in effective tax rates of 8.4%. For the three months ended March 31, 2025, the primary driver giving rise to the difference between the 0.0% federal statutory rate applicable to partnerships and the effective tax rate was that the Aggregator is only taxed on a portion of its income, primarily income that is considered effectively connected to the U.S. on income from the Aggregator Corporations resulting in federal, state and/or local taxes.
To the extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state tax and local taxes.
Uncertain Tax Positions
As of March 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.

4
4

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Corporate Alternative Minimum Tax
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The IRA provisions are either not applicable or not material to the Aggregator’s condensed consolidated financial statements for the three months ended March 31, 2025.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities. As 2025 is the initial tax year, it will be subject to examinations upon filing its 2025 tax returns.
10. Financial Highlights
The following financial highlights for the three months ended March 31, 2025 are calculated for the li mi
ted partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class B Units have been issued by the Aggregator since inception.

Three Months Ended
March 31, 2025 (a)
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Loss	(0.02)
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	0.70

Net Increase in Net Assets	0.68

Net Asset Value, End of Period	$25.68

Units Outstanding, End of Period	65,062,200
Total Return Based on Net Asset Value (b)	2.71%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	1.03%
Expenses and Management Fees Waivers (c)	0.37%
Accrued Performance Participation Allocation	0.40%

Total Expenses	1.80%

Net Investment Income	0.51%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.

4
5

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

(c)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Deferred Offering Costs Amortization, Administration Fees and Other.
11. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through May 13, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements
.
Brentwood Credit Facility
On May 9, 2025, the aggregate principal amount of the Brentwood Credit Facility was temporarily increased by $150.0 million from $300.0 million to $450.0 million through August 9, 2025
. See Note 5. “Borrowings” for more information on the Brentwood Credit Facility.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Blackstone Infrastructure Strategies L.P. and the unaudited condensed consolidated financial statements and the related notes of BXINFRA Aggregator (CYM) L.P. both included within this Quarterly Report on Form
10-Q.
In this report, we refer to Blackstone Infrastructure Strategies L.P. as “BXINFRA U.S.” The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refers to BXINFRA U.S., Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”), BXINFRA Aggregator (CYM) L.P. (the “Aggregator”) and its consolidated subsidiaries and any Parallel Funds (as defined in Item 1. Financial Statements), as the context requires. Other Similar Funds (as defined in Item 1. Financial Statements), together with BXFINRA form the “BXINFRA Fund Program.”
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated
affiliate of BXINFRA U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXINFRA U.S. and the Aggregator. The unaudited financial statements of each entity are presented in “Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
Overview
We were organized on July 16, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”).
Our investment objectives are to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. We seek to meet our investment objectives by investing primarily in infrastructure equity, secondaries, and credit strategies (collectively, “Infrastructure Investments”), leveraging the talent and investment capabilities of Blackstone’s infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
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

4
7

We will generally seek to invest at least 80% of our NAV in Infrastructure Investments and up to 20% of our NAV in Debt and Other Securities. Our investments may vary materially from these indicative allocation ranges, including due to factors such as a large inflow to capital over a short period of time, the Sponsor’s assessment of the relative attractiveness of opportunities, or an increase in anticipated cash requirements or redemption requests and subject to any limitations or requirements relating to applicable law. Certain investments could be characterized by the Investment Manager, in its discretion, as either Infrastructure Investments or Debt and Other Securities depending on the terms and characteristics of such investments. We may make investments by investing in or alongside Other Blackstone Accounts, subject to the terms and conditions of our and such Other Blackstone Accounts’ governing documents.
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
Notable Transactions
BXINFRA U.S. commenced operations on January 2, 2025.
Distributions
On April 29, 2025, BXINFRA U.S. declared distributions of $0.10 per Class S Unit, $0.10 per Class D Unit, and $0.10 per Class I Unit, which were paid on May 2, 2025 to Unitholders of record as of March 31, 2025.
Unit Redemption Plan
BXINFRA U.S. has implemented a unit redemption plan (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent the General Partner chooses to redeem limited partnership units of the Fund (“Units”) in any particular calendar quarter, the Fund will redeem up to 3% of the Fund’s outstanding Units (by number of Units), effective as of the first calendar day of the first month of the applicable calendar quarter. Redemptions will be made at a redemption price equal to the Transactional net asset value (“NAV”) per Unit of the applicable class as of the last calendar day of the immediately preceding calendar quarter. However, Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed for the benefit of BXINFRA U.S. and its Unitholders, subject to certain exceptions.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption for such calendar quarter will be redeemed on a pro rata basis after the Fund has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. The General Partner (with the approval of BXINFRA U.S.’s Independent Directors) may make exceptions, modify or suspend the Unit Redemption Plan (including to make exceptions to the redemption limitations, or redeem fewer Units than such redemption limitations) if, in its reasonable judgement, it deems such action to be in the best interest of BXINFRA U.S. and its Unitholders.

4
8

Business Environment
As of May 13, 2025, public markets have experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of energy, digital and transportation.
As of May 13, 2025, BXINFRA’s portfolio:

•	Provides exposure to over 20 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund Interests.

•
Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $2.3 billion, exclusive of the commitments held by Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement. Out of the $2.3 billion, BXINFRA has invested or committed $1.6 billion to Infrastructure Equity investments, $263.0 million to Infrastructure Secondaries and $510.0 million to Infrastructure Credit. On an invested basis, 32.3% of BXINFRA’s Infrastructure Investment portfolio consists of fund interests in Blackstone’s infrastructure funds and a diversified secondaries portfolio. As of April 30, 2025, BXINFRA holds $311.5 million of Debt Investments - Liquids at cost.

As of May 13, 2025, the BXINFRA Fund Program warehouse had $525.0 million of commitments to acquire future investments.
The BXINFRA Fund Program’s obligation to acquire any of the warehoused investments from Finco is contingent upon BXINFRA and any Other Similar Funds (as applicable) raising sufficient capital to acquire such assets as determined by the Investment Manager. As of May 13, 2025, the Investment Manager has determined to allocate $400.0 million of investment commitments to BXINFRA. The allocation split of the remaining $125.0 million of investment commitments has not yet been finalized. It is not certain whether BXINFRA will ultimately acquire any such investments.

Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P.
BXINFRA U.S. generates income primarily from its investment in the Aggregator. As of March 31, 2025, BXINFRA U.S. has an interest of 90.3% in the Aggregator. For the three months ended March 31, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $32.3 million which resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gains (Losses) on Investment in BXINFRA Aggregator (CYM) L.P. of $31.6 million. There were no net realized gains or losses from the investment in the Aggregator for the three months ended March 31, 2025. Key drivers of the result of operations of the Aggregator are discussed below.
Aggregator Income and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currency
The Aggregator generates income primarily from investments in Infrastructure Investments, including dividends, and distributions on our Direct Investments, Secondary Investments and Primary Commitments. To a lesser extent, we also generate income in the form of interest income from our investments in Debt and Other Securities.
For the three months ended March 31, 2025, the Aggregator recorded $32.3 million of Net Increase in Net Assets Resulting from Operations, primarily driven by $28.5 million of Net Change in Unrealized Gain (Loss) on Investments, $10.3 million of Interest Income and $5.9 million of Dividend Income.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Manager. In consideration for its investment management services, BXINFRA U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). The Aggregator will bear other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXINFRA U.S.’s Investment Management Agreement (as defined in Item 1. Financial Statements), (b) Performance Participation Allocation (as defined in Item 1. Financial Statements) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity and (d) all other expenses of BXINFRA’s operations, administrations and transactions, excluding expenses specific to BXINFRA U.S. (described below).
For the three months ended March 31, 2025, the Aggregator incurred $13.6 million in gross Total Expenses, primarily comprised of Performance Participation Allocation of $5.3 million, gross Management Fees of $4.2 million which were fully waived as the Investment Manager agreed to waive the Management Fees for the first six months following the date BXINFRA U.S. and the Feeder first accepted third-party investors and commenced investment operations, Organizational Expenses of $2.0 million, which includes costs incurred prior to commencement of principal operations and Professional Fees of $1.4 million, of which the Investment Manager waived $0.7 million. For the three months ended March 31, 2025, the Aggregator incurred $8.8 million in Net Expenses which represents total gross expenses less amounts waived.

BXINFRA U.S. Expenses
For the three months ended March 31, 2025, BXINFRA U.S. incurred $2.1 million in gross Total Expenses, primarily composed of $1.8 million of Warehousing Fees and Professional Fess of $0.3 million, inclusive of audit, tax compliance, regulatory and filing fees. Gross Total Expenses were offset by $1.8 million of Warehousing Fees Waived, which resulted in $0.3 million of Net Expenses for the three months ended March 31, 2025.
Financial Condition, Liquidity and Capital Resources
BXINFRA generates cash primarily from the net proceeds of its continuous offering of units, income earned from Infrastructure Investments, proceeds from net borrowings on our credit facilities and unsecured debt issuances, and income earned and repayments on principal on our debt investments. The primary uses of our Cash and Cash Equivalents are for purchasing investments in companies via intermediaries and other equity and debt instruments, funding the costs of our operations, funding redemptions under our Unit Redemption Plan, debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.
As of March 31, 2025, BXINFRA U.S. had $1.8 million in Cash and Cash Equivalents, and no outstanding balance on its line of credit facility with Finco. During the three months ended March 31, 2025, Net Cash Provided by (Used In) Operating Activities was $(1.5) billion, primarily as a result of investment into the Aggregator. Net Cash Provided by (Used In) Financing Activities was $1.5 billion during the period, which primarily reflects proceeds from the issuance of Units.
As of March 31, 2025, the Aggregator had $128.0 million in Cash and Cash Equivalents, with no outstanding balance on the Brentwood Credit Facility (as defined in Note 5. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” of BXINFRA Aggregator (CYM) L.P.). During the three months ended March 31, 2025, Net Cash Provided by (Used in) Operating Activities was $(1.5) billion, primarily as a result of investment purchases. Net Cash Provided by (Used In) Financing Activities was $1.6 billion during the period, which reflects proceeds from the issuance of units to BXINFRA U.S. and the Parallel Fund.
Contractual Obligations and Commitments
For contractual obligations and commitments extending beyond March 31, 2025, please see Note 8. “Commitments and Contingencies” in the “Notes to Condensed Financial Statements” of Blackstone Infrastructure Strategies L.P. and Note 8. “Commitments and Contingencies” in the “Notes to Condensed Consolidated Financial Statements” of BXINFRA Aggregator (CYM) L.P. in “Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Net Asset Value
BXINFRA U.S. calculates its NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. BXINFRA U.S.’s NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by BXINFRA U.S. The Sponsor also evaluates changes to BXINFRA U.S.’s NAV to monitor fund performance. BXINFRA U.S.’s NAV is based on the month-end
values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXINFRA U.S.’s behalf by the Investment Manager are recognized as a reduction to BXINFRA U.S.’s NAV ratably over 60 months beginning on January 1, 2026, and Unitholder servicing fees, as applicable, are recognized as a reduction to BXINFRA U.S.’s NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to BXINFRA U.S.’s NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

March 31, 2025
(Dollars in Thousands)
Components of BXINFRA U.S.’s Net Asset Value
Investment in Aggregator (a)	$1,509,711
Cash and Cash Equivalents	1,832
Accrued Unitholder Servicing Fees (b)	(713)
Other Liabilities	(399)

Net Asset Value	$1,510,431

(a)
For BXINFRA U.S.’s NAV, Investment in Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in Aggregator excludes certain contingent tax liabilities which the General Partner reasonable expects will not be recognized upon divestment of the underlying investment. As of March 31, 2025, there was no Management Fee accrual as the Investment Manager waived Management Fees for the first six months following commencement of operations.

(b)	Accrued Unitholder servicing fees only apply to Class S and Class D Units. For purposes of BXINFRA U.S.’s NAV, the fees are recognized as a reduction of BXINFRA U.S.’s NAV on a monthly basis.
The NAV per Unit for each class of BXINFRA U.S. as of March 31, 2025 was as follows:

	March 31, 2025
	NAV	Number of
	per Unit	Units
Class S	$25.65	21,044,968
Class D	$25.69	1,865,218
Class I	$25.70	35,892,971

		58,803,157

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Net Asset Value.

March 31, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$1,472,809
Adjustments
Organizational and Offering Expenses (a)	1,853
Servicing Fee (b)	35,769

Net Asset Value	$1,510,431

(a)	Represents an adjustment to the Investment in Aggregator to reflect the recognition of organizational and offering expenses ratably over the 60-month reimbursement period beginning January 1, 2026.
(b)	Represents an adjustment to reflect Unitholder servicing fees on Class S and Class D Units as they are accrued on a monthly basis.

Critical Accounting Estimates
The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
Fair Value
As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services – Investment Companies
(“ASC 946”), BXINFRA U.S. and the Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820,
Fair Value Measurements
(“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize the investments in accordance with GAAP and for purposes of computing a monthly Transactional NAV.
Infrastructure Direct Investments that Are Publicly Traded in Active Markets
Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available, the fair value will be determined in good faith by the Sponsor using a widely accepted valuation methodology on the valuation date.
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to the publicly-traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Infrastructure Direct Investments that Are Not Publicly Traded
Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The primary methodology for determining the fair values of such investments is generally the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Sponsor’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability-weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

Secondary Investments and Primary Commitments
Secondary Investments and Primary Commitments are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the Secondary Investments and Primary Commitments are calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by underlying investee funds to calculate such funds’ NAVs, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Secondary Investment’s and Primary Commitment’s own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of such funds’ financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the latest NAV of an investment fund is not available at the time BXINFRA U.S. is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported. For certain investments in investment funds managed by the same Investment Manager, the Sponsor will value consistent with the methodologies outlined above for Direct Investments.
Debt and Other Securities
In general, Debt and Other Securities will be valued by the Sponsor based on market quotations or at fair value determined in accordance with the valuation policy and are accounted for on a settlement basis.
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of the Aggregator’s Debt and Other Securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Sponsor. The primary methodology for determining the fair value of such investments is generally a yield analysis whereby the Sponsor determines if there is adequate collateral value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Sponsor will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Sponsor. The Sponsor may determine that certain Investments in Debt and Other Securities will be valued using different procedures.
Sponsor Process on Fair Value
Due to the importance of fair value throughout the financial statements and the significant judgment required to be applied in arriving at those fair values, the Sponsor has developed a process around valuation that incorporates several levels of approval and review from both internal and external sources.

For investments valued utilizing the income method and where the Sponsor has information rights, the Sponsor generally has a direct line of communication with each of the portfolio companies’ and underlying assets’ finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate and any other valuation input relevant to economic conditions.
The results of all valuations of investments are reviewed and approved by the BXINFRA valuation sub-committee,
which consists of key personnel including BXINFRA’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the Investment Manager’s Chief Compliance Officer, and Blackstone’s Global
Co-Chief
Investment Officer. To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
Pursuant to the Amended and Restated Dealer Manager Agreement entered into between BXINFRA U.S., the Feeder and Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. BXINFRA U.S. or its affiliates do not pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fee, BXINFRA U.S. uses its NAV before giving effect to any accruals for the servicing fee, redemptions, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a Unitholder and judgments including market expectations. Servicing Fees Payable as of March 31, 2025 is $36.5 million.
Principles of Consolidation
BXINFRA U.S. and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. BXINFRA U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXINFRA U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXINFRA U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXINFRA U.S. to control the Aggregator and (c) essentially all of the Aggregator’s activities are not conducted on behalf of BXINFRA U.S. BXINFRA U.S. believes non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of BXINFRA U.S.’s condensed financial statements, two sets of financial statements are included in this report, one for BXINFRA U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.
Recent Accounting Developments
For information regarding recent accounting developments and their impact on BXINFRA U.S. and the Aggregator, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of Blackstone Infrastructure Strategies L.P. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of BXINFRA Aggregator (CYM) L.P. in “Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXINFRA. Based on the fair value of the equity investments and debt investments as of March 31, 2025, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $187.3 million and a decline in BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. of $169.5 million.
Exchange Rate Risk
BXINFRA holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXINFRA may manage exposure to investments in equity or debt in foreign currencies by hedging such risks. As of March 31, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of March 31, 2025, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $3.6 million and a decline in BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. of $3.3 million.
Interest Rate Risk
BXINFRA has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXINFRA may utilize a wide variety of derivative instruments to manage such risks. BXINFRA also has entered into credit facilities that, when drawn-upon, are subject to floating interest rates that are exposed to interest rate risks. As of March 31, 2025, BXINFRA has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates and had no borrowings outstanding. If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $9.4 million and BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P. would increase by $8.5 million.

In the event interest rates rise, the assumed cost of capital for equity and debt investments could increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable and increased interest expense on borrowings outstanding under credit facilities that decrease BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA Aggregator (CYM) L.P.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during our most recent quarter that has materially
affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item  1. Legal Proceedings
We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2024 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxinfra.com. The risks described in our Annual Report on Form
10-K
are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2025 were previously disclosed.
Unit Redemptions
BXINFRA U.S. commenced its Unit Redemption Plan on April 15, 2025 and, therefore, did not redeem any Units for the three months ended March 31, 2025.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Exhibit Number	Exhibit Description

3.1
Blackstone Infrastructure Strategies L.P. Second Amended and Restated Limited Partnership Agreement dated April 11, 2025 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

10.1
Amended and Restated Dealer Manager Agreement, dated as of February 5, 2025, between Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10 .2	Form of Selected Dealer Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10.3
Investment Management Agreement, dated as of January 2, 2025, between Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Advisors L.L.C. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.4
Uncommitted Unsecured Line of Credit, dated as of January 2, 2025, between Blackstone Holdings Finance Co. L.L.C. and Blackstone Infrastructure Strategies L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.5
Credit Agreement, dated as of March 3, 2025, between BXINFRA Brentwood Funding ICP L.L.C., BXINFRA Brentwood Funding LCS L.L.C. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10.6+	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned
thereunto duly authorized.
Date: May 13, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Gregory Blank
Name:	Gregory Blank
Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

60