Form 10-Q
period 2025-06-30
Blackstone Infrastructure Strategies L.P.
filed 2025-08-12
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of July 31, 2025, the registrant had the following limited partnership units outstanding: 29,823,447 Class S Units, 2,464,473 Class D Units and 54,791,308 Class I Units. Limited partnership units outstanding excludes any redemption requests submitted during the redemption request period ending August 14, 2025 pursuant to the registrant’s unit redemption plan.

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

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXINFRA Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of the Fund and any Parallel Funds (as defined below)), a Cayman Islands exempted limited partnership, through which the Fund invests all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXINFRA U.S.” refers to Blackstone Infrastructure Strategies L.P.
The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refer to BXINFRA U.S., the Feeder (as defined below), the Aggregator and its consolidated subsidiaries and any Parallel Funds, as the context requires.
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary.

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
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXINFRA U.S.’s board of directors (“Board of Directors” or “Board”).
The term “Units” refers to our limited partnership units of BXINFRA U.S. There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each a “Unit Class” or a “Class”).
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
Blackstone Infrastructure Strategies Fund L.P.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30,	December 31,
	2025	2024

Assets
Investment in the Aggregator at Fair Value (Cost $2,015,798)	$2,061,301	$—
Cash and Cash Equivalents	629	100
Redemptions Receivable	209	—
Dividend Receivable	15,944	—
Due from Affiliates	16	—

Total Assets	$2,078,099	$100

Liabilities and Net Assets
Due to Affiliates	$2	$—
Accounts Payable, Accrued Expenses and Other Liabilities	1,115	—
Distributions Payable	15,941	—
Redemptions Payable	205	—
Servicing Fees Payable	46,143	—

Total Liabilities	63,406	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (27,875,676 Units issued and outstanding as of June 30, 2025; no Units issued and outstanding as of December 31, 2024)	673,373	—
Limited Partnership Unit — Class D Units, unlimited Units authorized (2,061,536 Units issued and outstanding as of June 30, 2025; no Units issued and outstanding as of December 31, 2024)	52,253	—
Limited Partnership Unit — Class I Units, unlimited Units authorized (49,847,385 Units issued and outstanding as of June 30, 2025; 4,000 Units issued and outstanding as of December 31, 2024)	1,288,817	100
General Partner Interest	250	—

Total Net Assets	2,014,693	100

Total Liabilities and Net Assets	$2,078,099	$100

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Operations (Unaudited)(a)
(Dollars in Thousands)

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Income
Dividend Income	$21,580	$21,580

Total Income	21,580	21,580

Expenses
Professional Fees	142	392
Directors’ Fees	62	115
Warehousing Fees	3,553	5,392
Other	4	8

Total Expenses	3,761	5,907
Warehousing Fees Waived	(3,553)	(5,392)

Net Expenses	208	515

Net Investment Income	21,372	21,065
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	13,909	45,503

Net Increase in Net Assets Resulting from Operations	$35,281	$66,568

(a)	BXINFRA U.S. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three and six months ended June 30, 2024.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)(a)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	General Partner Interest (b)	Total Net Assets
Balance at March 31, 2025	$504,230	$46,939	$921,390	$250	$1,472,809
Proceeds from Units Issued (includes Distributions Reinvested)	175,938	5,029	358,233	—	539,200
Net Investment Income	7,500	585	13,287	—	21,372
Distributions (includes Distributions Reinvested)	(7,586)	(591)	(13,401)	—	(21,578)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	4,881	365	8,663	—	13,909
Servicing Fees	(10,747)	(74)	—	—	(10,821)
Conversion of Units Between Classes	(771)	—	771	—	—
Redemption of Units, Net of Early Redemption Deduction	(72)	—	(126)	—	(198)

Balance at June 30, 2025	$673,373	$52,253	$1,288,817	$250	$2,014,693

Balance at December 31, 2024	$—	$—	$100	$—	$100
Proceeds from Units Issued (includes Distributions Reinvested)	705,084	52,020	1,260,015	250	2,017,369
Net Investment Income	7,392	576	13,097	—	21,065
Distributions (includes Distributions Reinvested)	(7,586)	(591)	(13,401)	—	(21,578)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	15,884	1,258	28,361	—	45,503
Servicing Fees	(46,558)	(1,010)	—	—	(47,568)
Conversion of Units Between Classes	(771)	—	771	—	—
Redemption of Units, Net of Early Redemption Deduction	(72)	—	(126)	—	(198)

Balance at June 30, 2025	$673,373	$52,253	$1,288,817	$250	$2,014,693

(a)	BXINFRA U.S. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three and six months ended June 30, 2024.
(b)	The General Partner did not receive any Units for its contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statement of Cash Flows (Unaudited)(a)
(Dollars in Thousands)

Six Months Ended
June 30, 2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$66,568
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(45,503)
Investment in the Aggregator	(2,016,006)
Dividend Receivable	(15,944)
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(10)
Due to Affiliates	2
Accounts Payable, Accrued Expenses and Other Liabilities	1,115

Net Cash Used in Operating Activities	(2,009,778)

Financing Activities
Proceeds from Issuance of Units (includes Distributions Reinvested)	2,017,369
Payment for Servicing Fees	(1,425)
Payment for Cash Distributions (includes Distributions Reinvested)	(5,637)

Net Cash Provided by Financing Activities	2,010,307

Cash and Cash Equivalents
Net Increase	529
Beginning of Period	100

End of Period	$629

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$47,568

Early Redemption Deduction Receivable from the Feeder	$6

Redemption of Units, Net of Early Redemption Deduction	$205

Distributions Payable	$15,941

(a)	BXINFRA U.S. was formed on July 16, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the six months ended June 30, 2024.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (79,718,509 Units) (a)	Investee Fund	Various	Various	$2,061,301	102.3%

Total Investments (Cost $2,015,798)				$2,061,301	102.3%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXINFRA U.S.’s proportional share of investments through investees.
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
Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXINFRA U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Valuation of Investments at Fair Value
BXINFRA U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the Aggregator’s subsidiaries. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXINFRA U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.
BXINFRA U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXINFRA U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXINFRA U.S. may have bank balances in excess of federally insured amounts; however, BXINFRA U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
BXINFRA U.S. is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to BXINFRA U.S.’s unitholders. It is possible that BXINFRA U.S. may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, BXINFRA U.S. would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in BXINFRA U.S. would be treated as shareholders in a corporation, and BXINFRA U.S. itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. BXINFRA U.S. would be required to pay income tax at corporate rates on its net taxable income.
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
Uncertain Tax Positions
BXINFRA U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. BXINFRA U.S. reevaluates its tax positions each period in which new information becomes available. BXINFRA U.S.’s policy is to recognize tax-related interest and penalties, if applicable, as a component of the provision for income taxes on the Condensed Statements of Operations.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
BXINFRA U.S. may declare quarterly distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. All distributions will be declared at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per Unit is equivalent for each Unit class, the net distribution for each Unit class may be reduced for any class-specific fees and expenses, if any.
BXINFRA U.S. has adopted a distribution reinvestment plan (“DRIP”) pursuant to which unitholders will have their cash distributions automatically reinvested in additional Units of BXINFRA U.S.’s same class of Units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized in net assets on the first calendar day following the record date of a distribution.
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 7. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, Other Similar Funds and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXINFRA U.S.
Segment Reporting
BXINFRA U.S. operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of BXINFRA U.S.’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for BXINFRA U.S. primarily based on BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODMs are listed on the accompanying Condensed Statements of Operations.
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions from the Aggregator. BXINFRA U.S. has an interest of 91.1% in the Aggregator as of June 30, 2025. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S. net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
4. Line of Credit Agreement
On January 2, 2025, BXINFRA U.S. entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. The Line of Credit expires on January 2, 2026, subject to one-year
extension options requiring Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal balance amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to BXINFRA U.S., provided that BXINFRA U.S. will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

clause (c). To the extent BXINFRA U.S. has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, BXINFRA U.S. is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that BXINFRA U.S. will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of BXINFRA U.S. pursuant to any established unit redemption plans, (c) use funds to close any investment which BXINFRA U.S. committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per
U
nit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment
of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the
Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXINFRA U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees and the upfront subscription fee. The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXINFRA U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each Unit Class based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXINFRA U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables provide a summary of the Units issued:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of March 31, 2025	21,044,968	1,865,218	35,892,971	58,803,157
Units Issued	6,795,843	189,361	13,839,637	20,824,841
Distribution Reinvested	67,856	6,957	90,004	164,817
Conversion of Units Between Classes	(30,023)	—	29,927	(96)
Redemption of Units	(2,968)	—	(5,154)	(8,122)

Units Outstanding as of June 30, 2025	27,875,676	2,061,536	49,847,385	79,784,597

Units Outstanding as of December 31, 2024	—	—	4,000	4,000
Units Issued	27,840,811	2,054,579	49,728,608	79,623,998
Distribution Reinvested	67,856	6,957	90,004	164,817
Conversion of Units Between Classes	(30,023)	—	29,927	(96)
Redemption of Units	(2,968)	—	(5,154)	(8,122)

Units Outstanding as of June 30, 2025	27,875,676	2,061,536	49,847,385	79,784,597

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
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption for such calendar quarter will be redeemed on a pro-rata
basis after BXINFRA U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. The General Partner (with the approval of BXINFRA U.S.’s Independent Directors) may make exceptions, modify or suspend the Unit Redemption Plan (including to make exceptions to the redemption limitations, or redeem fewer Units than such redemption limitations) if, in its reasonable judgment, it deems such action to be in the best interest of BXINFRA U.S. and its
u
nitholders.
BXINFRA U.S. commenced its first offering pursuant to the Unit Redemption Plan on April 15, 2025. During the three and six months ended June 30, 2025, 8,122 Units were redeemed for an aggregate value of $0.2 million, of which 5,154 Units at an aggregate value of $0.1 million related to redemptions by the Feeder.
Distributions
BXINFRA U.S.
may
 declare quarterly distributions as authorized by the G
eneral Partner and
may

pay such distributions
to unitholders on a quarterly basis.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table present
s
a summary of the aggregate distributions declared and payable for each applicable class of Units:

	$		$		$
	Three and Six Months Ended June 30, 2025
	Class S Units		Class D Units		Class I Units
Distributions per Unit
March 2025		$0.0958		$0.0958		$0.0958
June 2025		0.1998		0.1998		0.1998

Total Distributions per Unit		$0.2956		$0.2956		$0.2956

The March 2025 distribution was declared on April 29, 2025 to unitholders of record immediately following the close of business on March 31, 2025 with a payment date of May 2, 2025. The June 2025 distribution was declared on July 29, 2025 to unitholders of record as of the open of business on June 30, 2025 with a payment date of August 1, 2025.
Distribution Reinvestment Plan
BXINFRA U.S. has adopted an “opt out” DRIP for unitholders. When a cash distribution is declared, each unitholder that has not “opted out” of the DRIP prior to the payment date will have their distributions automatically reinvested in additional Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per unit for such Unit. Distributions on fractional Units will be credited to each participating unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in BXINFRA U.S.’s DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units. Unitholders will not pay subscription fees when purchasing Units under the DRIP.
Distribution reinvestment amounts are included within Payment for Cash Distributions and Proceeds from Issuance of Units within the Condensed Statement of Cash Flows and within Proceeds from Units Issued and Distributions within the Condensed Statements of Changes in Net Assets. For the six months ended June 30, 2025, $1.7 million, $0.2 million and $2.3 million of distributions were reinvested in Class S, Class D and Class I Units, respectively.
6. Income Taxes
Uncertain Tax Positions
As of June 30, 2025, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax on adjusted financial statement income. These IRA provisions are either not applicable or not material to the BXINFRA U.S. condensed financial statements for the three and six months ended June 30, 2025.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. Since the legislation was enacted after the quarter ended June 30, 2025, its impacts are not reflected in BXINFRA’s financial results for the three and six months ended June 30, 2025. BXINFRA is currently evaluating the potential future impacts of the new legislation.
7. Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into a limited partnership agreement, as amended and restated (the “BXINFRA U.S. Partnership Agreement”), with the General Partner. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA U.S. (indirectly through the Aggregator). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator (indirectly through the Aggregator’s consolidated subsidiaries), but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated $5.2 million and $10.4 million of the Performance Participation Allocation recognized by the Aggregator, respectively. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.
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
The Investment Manager has agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Investment Manager has the right to extend the Management Fee waiver at its discretion. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated $6.0 million and $9.9 million of the gross Management Fee recognized by the Aggregator, respectively, which was fully waived by the Investment Manager.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the BXINFRA U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA U.S. (indirectly through the Aggregator). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated

$
0.5
 million and $
0.8
 million of the Administration Fee recognized by the Aggregator, respectively. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
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
BXINFRA U.S. accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units as an offering cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of June 30, 2025 was $46.1 million.
Line of Credit and Warehousing Agreements
BXINFRA U.S. entered into an unsecured, uncommitted Line of Credit with Finco. BXINFRA U.S. and the Investment Manager, in its capacity as investment manager, on behalf of BXINFRA U.S. and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Finco in connection with the launch and ramp-up
of the BXINFRA Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note 9. “Warehousing Agreement
.
”
Due to/from Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXINFRA U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXINFRA U.S. and are non-interest
bearing. Due from Affiliates is composed of balances owed to BXINFRA U.S. from other non-consolidated
entities within BXINFRA.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXINFRA U.S.’s available liquidity, including proceeds from the issuance of Units by BXINFRA U.S. and available borrowing capacity under the Line of Credit. For information regarding the Line of Credit, see Note 4. “Line of Credit Agreement
.
”
Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.

Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.
9. Warehousing Agreement
On August 27, 2024, BXINFRA U.S. and the Investment Manager in its capacity as investment manager, on behalf of BXINFRA and not for its own account, entered into a warehousing agreement (the “Warehousing Agreement”) with Finco. Under the Warehousing Agreement, in connection with the launch and ramp-up
of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $1.7 billion (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). Finco agreed to subsequently transfer each Approved Warehoused Investment to the Aggregator, and the Aggregator agreed to acquire such investments from Finco on the terms described in the Warehousing Agreement following the point or points in time at which BXINFRA has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager determined, and will continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments the Aggregator acquired, or will acquire, on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses.
During the six months ended June 30, 2025, BXINFRA acquired nine investments as well as a liquid loan portfolio from affiliates of Finco at cost pursuant to the Warehousing Agreement. Affiliates of Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statements of Operations.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of June 30, 2025, there were six investments for a total amount of $662.7 million remaining in the BXINFRA Fund Program warehouse. Any investments that have not yet closed are subject to customary closing conditions, and BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and any Other Similar Funds (as applicable) raising sufficient capital to purchase such assets as determined by the Investment Manager. As of June 30, 2025, the Investment Manager has determined to allocate the
$370.5
 million fund commitment to BXINFRA.
10. Financial Highlights
The following financial highlights are calculated for the unitholders of BXINFRA U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXINFRA U.S. had not received subscriptions or commenced investing activities during the six
months ended June
30
,
2024
.

	Six Months Ended June 30, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	25.00	25.00

Net Investment Income	0.27	0.28	0.28
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	0.87	0.86	0.88

Net Increase in Net Assets Resulting from Investment Operations	1.15	1.14	1.15
Servicing Fees	(1.69)	(0.49)	—
Distributions	(0.30)	(0.30)	(0.30)

Net Increase (Decrease) in Net Assets	(0.84)	0.35	0.86

Net Asset Value, End of Period	$24.16	$25.35	$25.86

Units Outstanding, End of Period	27,875,676	2,061,536	49,847,385
Total Return Based on Net Asset Value (b)	-3.37%	1.39%	3.42%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.38%	0.39%	0.38%
Warehousing Fees Waivers	-0.34%	-0.35%	-0.34%

Total Expenses	0.03%	0.03%	0.03%

Net Investment Income	1.34%	1.28%	1.35%

(a)	Amounts may not add due to rounding.
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

11. Subsequent Events
There have been no events since June 30, 2025 that require recognition or disclosure in the condensed financial statements.

2
1

BXINFRA Aggregator (CYM) L.P.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $2,265,563)	$2,312,111	$—
Investments in Affiliated Investee Funds at Fair Value (Cost $508,990)	536,968	—
Cash and Cash Equivalents	26,475	—
Due from Affiliates	773	—
Accounts Receivable	4,245	—
Other Assets	71,402	—
Deferred Assets	205	—

Total Assets	$2,952,179	$—

Liabilities and Equity
Due to Affiliates	$385	$—
Borrowings	570,188	—
Accounts Payable and Accrued Expenses	3,550	—
Payable for Investments Purchased	68,544	—
Accrued Performance Participation Allocation	11,048	—
Derivative Liabilities at Fair Value	11,972	—
Deferred Tax Liabilities, Net	2,228	—
Taxes Payable	132	—
Organization Costs Payable	2,024	—
Administration Fees Payable	961	—
Offering Costs Payable	410	—
Distributions Payable	17,504	—
Redemptions Payable	209	—

Total Liabilities	689,155	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (87,520,062 Units issued and outstanding as of June 30, 2025; no Units issued and outstanding as of December 31, 2024)	2,263,024	—
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—

Total Net Assets	2,263,024	—

Total Liabilities and Net Assets	$2,952,179	$—

See notes to condensed consolidated financial statements.

2
3

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)(a)
(Dollars in Thousands)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Income
Interest Income	$13,906	$24,207
Dividend Income	4,260	10,143
Other	1,075	3,319

Total Income	19,241	37,669

Expenses
Management Fees	6,534	10,701
Organizational Expenses	73	2,024
Performance Participation Allocation	5,731	11,048
Professional Fees	4,623	6,020
Other Expenses	270	270
Deferred Offering Costs Amortization	103	205
Interest Expense	642	965
Administration Fees	522	855

Total Expenses	18,498	32,088
Management Fees Waived	(6,534)	(10,701)
Expense Support	—	(665)

Net Expenses	11,964	20,722

Net Investment Income Before Provision (Benefit) for Taxes	7,277	16,947
Provision (Benefit) for Taxes	(459)	2,493

Net Investment Income	7,736	14,454

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	(5,520)	(5,781)
Net Change in Unrealized Gain (Loss) on Investments	35,649	64,196
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(10,243)	(11,972)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	11,404	10,470

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	31,290	56,913

Net Increase in Net Assets Resulting from Operations	$39,026	$71,367

(a)	The Aggregator was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three and six months ended June 30, 2024.
See notes to condensed consolidated financial statements.

2
4

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)(a)
(Dollars in Thousands)

	$		$		$
	Class A Units		Class B Units		Total Net Assets
Balance at March 31, 2025		$1,670,604		$—		$1,670,604
Proceeds from Units Issued (includes Distributions Reinvested)		577,364		—		577,364
Net Investment Income		7,736		—		7,736
Net Realized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies		(5,520)		—		(5,520)
Net Change in Unrealized Gain (Loss) on Investments		35,649		—		35,649
Net Change in Unrealized Gain (Loss) on Derivative Instruments		(10,243)		—		(10,243)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies		11,404		—		11,404
Redemptions		(209)		—		(209)
Distributions (includes Distributions Reinvested)		(23,761)		—		(23,761)

Balance at June 30, 2025		$2,263,024		$—		$2,263,024

Balance at December 31, 2024		$—		$—		$—
Proceeds from Units Issued (includes Distributions Reinvested)		2,215,627		—		2,215,627
Net Investment Income		14,454		—		14,454
Net Realized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies		(5,781)		—		(5,781)
Net Change in Unrealized Gain (Loss) on Investments		64,196		—		64,196
Net Change in Unrealized Gain (Loss) on Derivative Instruments		(11,972)		—		(11,972)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies		10,470		—		10,470
Redemptions		(209)		—		(209)
Distributions (includes Distributions Reinvested)		(23,761)		—		(23,761)

Balance at June 30, 2025		$2,263,024		$—		$2,263,024

(a)	The Aggregator was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the three and six months ended June 30, 2024.
See notes to condensed consolidated financial statements.

2
5

BXINFRA Aggregator (CYM)
L.P.
Condensed Consolidated Statement of Cash Flows (Unaudited)(a)
(Dollars in Thousands, Except Unit and Per Unit Data)

Six Months Ended
June 30, 2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$71,367
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Loss on Investments	5,781
Net Change in Unrealized (Gain) Loss on Investments	(64,196)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	11,972
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(10,470)
Net Amortization of Debt Investments	316
Deferred Offering Costs Amortization	205
Purchases of Investments	(3,225,407)
Proceeds from Investments	444,897
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(773)
Accounts Receivable	(4,245)
Other Assets	(71,402)
Deferred Assets	(410)
Due to Affiliates	385
Accounts Payable and Accrued Expenses	3,550
Payable for Investments Purchased	68,544
Accrued Performance Participation Allocation	11,048
Deferred Tax Liabilities, Net	2,228
Taxes Payable	132
Organization Costs Payable	2,024
Administration Fees Payable	961
Offering Costs Payable	410

Net Cash Used in Operating Activities	(2,753,083)

Financing Activities
Proceeds from Issuance of Units (includes Distributions Reinvested)	2,215,627
Proceeds from Capital Redemptions	570,188
Distributions (includes Distributions Reinvested)	(6,257)

Net Cash Provided by Financing Activities	2,779,558

Cash and Cash Equivalents
Net Increase	26,475
Beginning of Period	—

End of Period	$26,475

Supplemental Disclosure of Non-Cash Financing Activities
Redemptions of Units	$209

(a)	The Aggregator was formed on August 13, 2024 and commenced principal operations on January 2, 2025, and accordingly, there were no operations during the six months ended June 30, 2024.
See notes to condensed consolidated financial statements.

2
6

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. ( b ) (1,637,829,051,635 Shares)	APAC	$322,646	14.3%
Odyssey Holdco L.L.C. ( c ) (795,171 Shares)	Americas	177,905	7.9%

Total Digital Infrastructure		500,551	22.1%

Energy Infrastructure
Other Investment(s) in Equity	Americas	29,611	1.3%

Total Energy Infrastructure		29,611	1.3%

Transportation Infrastructure
Mercury Co-Invest L.P. ( d ) (251,994 Shares)	Americas	149,616	6.6%
Poseidon Holdco I L.P. ( e ) (433,185 Shares)	Americas	465,696	20.6%
Hieroglyphs L.P. (220 Shares)	EMEA	226,832	10.0%

Total Transportation Infrastructure		842,144	37.2%

Various ( f )
Infrastructure Investments L.P. ( g ) (400,000 Shares)	Various	407,942	18.0%
Other Investment(s) in Affiliated Investee Funds (h)	Various	129,026	5.7%

Total Various		536,968	23.7%

Total Equity Investments (Cost: Americas $812,506, EMEA $219,574, APAC $297,475, Various $508,990)		1,909,274	84.4%

		continued...
See notes to condensed consolidated financial statements.

2
7

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments ( i )
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	Americas	$2,743	0.1%

Total Consumer and Services		2,743	0.1%

Digital Infrastructure
Other Investment(s) in Debt	Americas	107,466	4.7%

Total Digital Infrastructure		107,466	4.7%

Energy
Other Investment(s) in Debt ( h )	Americas	184,220	8.1%

Total Energy		184,220	8.1%

Energy Infrastructure Services
Other Investment(s) in Debt	Americas	43,967	1.9%

Total Energy Infrastructure Services		43,967	1.9%

Infrastructure Services
Other Investment(s) in Debt	Americas	78,213	3.5%

Total Infrastructure Services		78,213	3.5%

Transportation
Other Investment(s) in Debt ( h )	Americas	148,401	6.6%
Other Investment(s) in Debt	EMEA	29,654	1.3%

Total Transportation		178,055	7.9%

Total Debt Investments - Infrastructure (Cost: Americas $563,979, EMEA $25,920)		594,664	26.3%

continued...
See notes to condensed consolidated financial statements.

2
8

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) ( i )
Debt Investments - Liquid ( j )
Consumer and Services
Other Investment(s) in Debt	Americas	$100,272	4.4%

Total Consumer and Services		100,272	4.4%

Digital Infrastructure
Other Investment(s) in Debt	Americas	3,280	0.1%

Total Digital Infrastructure		3,280	0.1%

Energy
Other Investment(s) in Debt	Americas	8,980	0.4%

Total Energy		8,980	0.4%

Energy Infrastructure
Other Investment(s) in Debt	Americas	14,058	0.6%

Total Infrastructure Services		14,058	0.6%

Healthcare
Other Investment(s) in Debt	Americas	31,369	1.4%
Other Investment(s) in Debt	EMEA	5,673	0.3%

Total Healthcare		37,042	1.6%

Industrials
Other Investment(s) in Debt	Americas	36,818	1.6%

Total Industrials		36,818	1.6%

continued...
See notes to condensed consolidated financial statements.

2
9

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) ( i )
Debt Investments - Liquid (continued) ( j )
Infrastructure Services
Other Investment(s) in Debt	Americas	$60,352	2.7%
Other Investment(s) in Debt	APAC	4,686	0.2%
Other Investment(s) in Debt	EMEA	3,486	0.2%

Total Infrastructure Services		68,524	3.0%

Real Estate
Other Investment(s) in Debt	Americas	4,661	0.2%

Total Real Estate		4,661	0.2%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	60,994	2.7%
Other Investment(s) in Debt	EMEA	4,297	0.2%

Total Technology, Media and Entertainment		65,291	2.9%

Transportation
Other Investment(s) in Debt	Americas	6,215	0.3%

Total Transportation		6,215	0.3%

Total Debt Investments - Liquid (Cost: Americas $327,908, EMEA $13,521, APAC $4,680)		345,141	15.3%

Total Debt Investments (Cost: Americas $891,887, EMEA $39,441, APAC $4,680)		939,805	41.5%

Total Investments and Investments in Affiliated Investee Funds (Cost: $2,774,553)		2,849,079	125.9%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management	Americas	$2,398	0.1%
Fidelity Investments Money Market Treasury	Americas	11,967	0.5%

Total Money Market Fund (Cost : $14,365 Americas)		14,365	0.6%

Cash
Cash Held at Banks	n/a	12,110	0.5%

Total Cash (Cost : $12,110)		12,110	0.5%

Total Cash and Cash Equivalents (Cost : $26,475)		26,475	1.2%

Derivative Instruments
Foreign Currency Contracts	n/a	(11,972)	-0.5%

Total Derivative Instruments		(11,972)	-0.5%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost : $2,801,028)		$2,863,582	126.5%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Equity Investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interests, (4) warrants and (5) other equity-linked securities.

(b)
BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA’s proportionate fair value representing $19.6 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 97,259,066,925 shares in the investee.

(c)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $93.5 million, representing 4.1% of BXINFRA Net Assets and BXINFRA indirectly owns 420,351 shares in the investee.

See notes to condensed consolidated financial statements.

3
1

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Share Data)

(d)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury
Co-Invest
L.P. with BXINFRA’s proportionate fair value representing $45.8 million, or 2.0% of BXINFRA Net Assets and BXINFRA indirectly owns 75,259 shares in the investee.

(e)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA’s proportionate fair value representing $19.6 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 19,486 shares in the investee.

(f)	Fund investments are diversified and are not categorized to one industry.
(g)
BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation and Digital which are 31.0%, 28.9%, and 40.1% of the Infrastructure Investments L.P. vehicle’s investments, respectively.

(h)
There were no single investments included in this category that exceeded 5% of net assets of BXINFRA Aggregator (CYM) L.P., Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. or a Parallel Fund (as defined below).

(i)
Includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.

(j)
Investments are generally liquid in nature, are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity. Industries may be diversified outside of infrastructure industries.

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
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). BXINFRA U.S. and the Feeder are organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXINFRA U.S. In turn, BXINFRA U.S. invests all or substantially all of its assets in the Aggregator. The Aggregator has the same investment objectives as BXINFRA U.S.
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
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior period’s amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”
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
fees.
Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds are generally valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation (“CLO”) vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds that are managed by the Investment Manager, investments held directly on such funds’ balance sheets may also be direct investments of BXINFRA. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the Investments at Fair Value section above.

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
The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
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
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments
.
”
Repurchase Agreements
Securities sold under agreements to repurchase (“repurchase agreements”) represent collateralized financing transactions. Such transactions are recorded as secured borrowings rather than sales as the Aggregator retains effective control of transferred assets through the term of a repurchase agreement. Secured borrowings are presented within Borrowings in the Condensed Consolidated Statements of Assets and Liabilities at their contractual amounts and include accrued interest.
The Aggregator may manage credit exposure arising from repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Aggregator, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator also pledges its investments to counterparties to collateralize repurchase agreements. Investments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments at Fair Value in the Condensed Consolidated Statements of Assets and Liabilities. The Aggregator does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Assets and Liabilities. Additional disclosures relating to repurchase agreements are included in Note 5. “Repurchase Agreements.”
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.

3
7

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Condensed Consolidated Statements of Assets and Liabilities, see Note 8. “Related Party Transactions
.
”
Foreign Currency
In the normal course of business, the Aggregator makes investments in
non-U.S.
dollar currency investments.
Non-U.S.
dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations.
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
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXINFRA U.S. and the Feeder accepted third-party investors and commenced investment operations, costs associated with the organization of BXINFRA were expensed. Costs associated with the offering of BXINFRA U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a 12 month period from January 2, 2025. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXINFRA U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
Management Fees Waived

The Investment Manager agreed to waive the Management Fee (as defined in Note 8. “Related Party Transactions”) for the first six months following the Initial Closing Date. The Investment Manager has the right to extend the Management Fee waiver at its discretion. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations. Refer to Note 8. “Related Party Transactions” for more information.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As described in the Investment Management Agreement (as defined in Note 8. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata share of 100% of the net break-up, topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXINFRA through secondary market purchases of existing investments in established funds in other Blackstone accounts paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 8. “Related Party Transactions” for more information.
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 8. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement are reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 8. “Related Party Transactions” for more information.
Income Taxes
The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and
non-U.S.
tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state and/or local income taxes.
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
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
9

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Condensed Consolidated Statements of Operations.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units (as defined in Note 7. “Net Assets”) as authorized by the General Partner. The declaration of distributions by the Aggregator to BXINFRA U.S. and any Parallel Fund generally occur concurrent with BXINFRA U.S. and any Parallel Fund declaring distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. For further detail on the quarterly distributions to be declared by BXINFRA U.S., see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., the Feeder, Parallel Funds, Other Similar Funds and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	$		$		$		$		$
	June 30, 2025
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$26,475		$—		$—		$—		$26,475

Investments
Equity Investments		—		29,610		1,342,696		—		1,372,306
Debt Investments		—		745,055		194,750		—		939,805

Total Investments		—		774,665		1,537,446		—		2,312,111
Investments in Affiliated Investee Funds		—		—		471,743		65,225		536,968

		$26,475		$774,665		$2,009,189		$65,225		$2,875,554

Liabilities
Derivative Liabilities		$—		$(11,972)		$—		$—		$(11,972)

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter
lock-ups
and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$1,342,696	Discounted Cash Flows	WACC	8.2% - 11.9%	10.3%	Lower
			Exit Capitalization Rate	6.5%	6.5%	Lower
			Exit Multiple	17.5x - 20.4x	18.3x	Higher
Debt Investments	194,750	Discounted Cash Flows	WACC	8.2%	8.2%	Lower
		Transactional Value	n/a
		Third-Party Pricing	n/a

Total Investments	1,537,446
Investments in Affiliated Investee Funds	471,743	Discounted Cash Flows	WACC	6.0% - 13.0%	10.2%	Lower
			Exit Capitalization Rate	4.6% - 7.7%	6.6%	Lower
			Exit Multiple	1.7x - 22.0x	13.6x	Higher

	$2,009,189

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2025
	Equity Investments	Debt Investments	Investment in Affiliates	Total
Balance, Beginning of Period (a)	$468,554	$—	$459,220	$927,774
Purchases	850,038	124,789	—	974,827
Sales and Proceeds from Investments	—	(387)	4,260	3,873
Change in Gain Included in Net Assets	24,104	70,348	8,263	102,715

Balance, End of Period	$1,342,696	$194,750	$471,743	$2,009,189

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$24,103	$70,348	$8,263	$102,714

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2025
	Equity Investments	Debt Investments	Investment in Affiliates	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	1,305,100	124,789	405,058	1,834,947
Sales and Proceeds from Investments	(5,111)	(387)	4,260	(1,238)
Change in Gain Included in Net Assets	42,707	70,348	62,425	175,480

Balance, End of Period	$1,342,696	$194,750	$471,743	$2,009,189

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$42,706	$70,348	$62,425	$175,479

There were no transfers of investments into or out of Level III of the fair value hierarchy during the three or six months ended June 30, 2025.
NAV as a Practical Expedient
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of June 30, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of June 30, 2025:

	$		$
NAV as a Practical Expedient Investments	Unfunded Commitment		Fair Value
Affiliated Investee Funds (a)		$366,550		$65,225

(a)	The Affiliated Investee Funds included primarily invest in infrastructure assets.

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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts in thousands:

	June 30, 2025		December 31, 2024
	Liabilities		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Contracts (GBP)	£194,986	$(3,678)	£—	$—
Foreign Currency Contracts (SGD)	$50,105	(1,408)	$—	—
Foreign Currency Contracts (AUD)	$126,247	(2,526)	$—	—
Foreign Currency Contracts (EUR)	€94,518	(4,360)	€—	—

		$(11,972)		$—

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Derivative Instruments
Realized Gains (Losses)
Foreign Currency Contracts	$(1,702)	$(1,702)

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(10,243)	(11,972)

	$(11,945)	$(13,674)

As of June 30, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Repurchase Agreements
As of June 30, 2025, the Aggregator held investments pledged as collateral with a carrying value of $165.1 million.
Investments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments at Fair Value in the Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the Aggregator had no repurchase agreements and hence held no investments pledged as collateral for repurchase agreements.
The following tables provide information regarding the Aggregator’s repurchase agreement obligations:

June 30, 2025
Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$131,188	$131,188

June 30, 2025

Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$131,188
Amounts Related to Repurchase Agreements Presented Net of Offsets	—
Amounts Subject to an Enforceable Master Netting Arrangement	(65,226)

Net Amount (b)	$65,962

(a)	Represents collateral type.
(b)	Net amount represents recognized gross liabilities for repurchase agreements not subject to an enforceable master netting arrangement.
For one of the Aggregator’s repurchase agreements, an affiliate provided a guarantee supporting the Aggregator’s ability to repay its obligations under such agreement.
6. Borrowings
Brentwood Credit Facility
O
n March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $300.0 million, subject to customary conditions. The Brentwood Credit Facility contains customary representations and warranties. The obligations of the Brentwood Borrowers under the Brentwood Credit Facility have limited recourse and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees. The parties to the Brentwood Credit Facility include Brentwood Borrowers, BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C. as
co-collateral

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

managers, a third-party administrative agent (in such capacity, the “Brentwood Administrative Agent”), also serving as sole lead arranger, and the other third-party lenders as identified in the Brentwood Credit Facility. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on
March 5, 2029. Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment. On May 9, 2025, the aggregate principal amount was temporarily increased by $150.0 million from $300.0 million to $450.0 million through August 9, 2025 and on August
7
, 2025, the term was further extended through September
9, 2025.

Under the Brentwood Credit Facility, advances bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for U.S. dollar advances, at the election of the Brentwood Borrowers, is the one-month or three-month term Secured Overnight Financing Rate (“SOFR”) rate or the “base rate” (as defined in the Brentwood Credit Facility)), plus an applicable margin of 1.35% per annum. From and after March 3, 2028, the applicable margin for advances will increase by 0.30% per annum.
The Aggregator may voluntarily prepay any loans upon notice to the Brentwood Administrative Agent without a premium or penalty, subject to certain conditions.
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of June 30, 2025, the Aggregator had $439.0
million outstanding under the Brentwood Credit Facility. The carrying value of amounts outstanding under the Brentwood Credit Facility approximates fair value and this facility would be classified
as Level III within the fair value hierarchy. As of June 30, 2025, the effective interest rate on borrowings outstanding was
5.67
%.
7. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of June 30, 2025, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. Class A Units are issued to both the BXINFRA U.S. limited partner and the Parallel Fund limited partner. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator Units are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit. The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined in Note 8. “Related Party Transactions”) and the deduction of expenses.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table provides a summary of the Aggregator Units issued by the Aggregator:

	Class A
	Units	Total
Units Outstanding as of March 31, 2025	65,062,200	65,062,200
Units Issued	22,466,005	22,466,005
Redemption of Units	(8,143)	(8,143)

Units Outstanding as of June 30, 2025	87,520,062	87,520,062

Units Outstanding as of December 31, 2024	—	—
Units Issued	87,528,205	87,528,205
Redemption of Units	(8,143)	(8,143)

Units Outstanding as of June 30, 2025	87,520,062	87,520,062

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
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units as authorized by the General Partner.
The following tables present a summary of the aggregate distributions declared and payable for each applicable class of Units:

Three and Six Months Ended
June 30, 2025
Class A Units
Distributions per Unit
March 2025	$0.0962
June 2025	0.2000

Total Distributions per Unit	$0.2962

The March 2025 distribution was declared on April 29, 2025 to unitholders of record immediately following the close of business on March 31, 2025. The June 2025 distribution was declared on July 29, 2025 to unitholders of record as of the open of business on June 30, 2025.
Distribution Reinvestment Plan
When a cash distribution is declared, each Aggregator unitholder that has not “
opted
out” of the Distribution Reinvestment Plan (“DRIP”)

prior to the payment date

will have their distributions automatically reinvested in additional Aggregator Units rather than receive cash dis tributions, for a purchase price equal to the most recently available Transactional NAV per Aggregator Unit for such Aggregator Unit. For further details on the DRIP, see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.

4
6

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distribution reinvestment amounts are included within Payment for Cash Distributions and Proceeds from Issuance of Units within the Condensed Consolidated Statement of Cash Flows and within Proceeds from Units Issued and Distributions within the Condensed Consolidated Statements of Changes in Net Assets. For the six months ended June 30, 2025, $4.8 million of distributions were reinvested in Class A Units.
8. Related Party Transactions
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
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation is payable

annually, after the end of such first calendar year, and thereafter, the allocation will be payable

quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
For the three and six months ended June 30, 2025, the Aggregator accrued unrealized Performance Participation Allocation of $5.7 million and $11.0 million, respectively. The amount of unrealized Performance Participation Allocation accrued is as if BXINFRA had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXINFRA throughout the Performance Participation Allocation period of each limited partner.
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
and
Class D/D-TE
U
nits, Administration Fee (as defined below), Performance Participation Allocation, pending unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in cash, the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for

4
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
For the three and six months ended June 30, 2025, the Aggregator accrued Management Fees of $
6.5
 million and $
10.7
 million, respectively, of which the Investment Manager waived all $
6.5
 million and $
10.7
 million, respectively. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate, 0.10% of the
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
For the three and six months ended June 30, 2025, the Aggregator accrued Administration Fees of $0.5 million and $0.9 million, respectively.
Investments in Affiliated Investee Funds
As of June 30, 2025, the Aggregator had Investments in Affiliated Investee Funds of $537.0 million. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
From the
I
nitial Closing Date through June 30, 2025, the Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
From the
I
nitial Closing Date through June 30, 2025, the Aggregator accrued Expense Support of
 $0.7 million, that will be paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated
entities within BXINFRA.

4
8

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Related Party Transactions
BXINFRA may from time to time enter into transactions with certain affiliates.
During the three months ended June 30, 2025, BXINFRA acquired Infrastructure Investments from Finco and its affiliates pursuant to the Warehousing Agreement (as defined in Note 9. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.) for an aggregate amount of $
60.0
million. During the six months ended June 30, 2025, BXINFRA acquired Infrastructure Investments, Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to $
2.0
 billion from Finco and its affiliates pursuant to the Warehousing Agreement.
Additionally, a portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three and six

months ended June 30, 2025, BXINFRA received a cash distribution from an affiliate for an aggregate amount of $4.3 million
. For the three months ended June 30, 2025,

no
capital commitments were required to be funded. For the
six
months ended June
30
,
2025
, BXINFRA funded capital commitments to such funds for an aggregate amount of $
458.0
 million.
9. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE
and
Class D/D-TE
Un
its, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of June 30, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $2.4 million of which $2.0 million relates to Organizational Expenses and was expensed as incurred and $0.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended June 30, 2025, organizational and offering expenses totaled $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2025, organizational and offering expenses totaled $2.0 million and $0.2 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.
As of June 30, 2025, the Aggregator had unfunded commitments to existing investments of $1.3 billion and the BXINFRA Fund Program had no additional conditional commitments to new investments. Conditional commitments are held among the BXINFRA Fund Program and BXINFRA’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2025.

4
9

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Income Taxes
To the extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes.
Uncertain Tax Positions
As of June 30, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Inflation Reduction Act
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduced a 15% corporate alternative minimum tax on adjusted financial statement income. The IRA provisions are either not applicable or not material to the Aggregator’s condensed consolidated financial statements for the three and six months ended June 30, 2025.
The One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. Since the legislation was enacted after the quarter ended June 30, 2025, its impacts are not reflected in the Aggregator’s financial results for the three and six months ended June 30, 2025. The Aggregator is currently evaluating the potential future impacts of the new legislation.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities. As 2025 is the initial tax year, it will be subject to examinations upon filing its 2025 tax returns.
11. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class B Units have been issued by the Aggregator since inception.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Six Months Ended
June 30, 2025 (a)
Class A
Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.14
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	1.01

Net Increase in Net Assets	1.15
Distributions	(0.30)

Net Asset Value, End of Period	$25.86

Units Outstanding, End of Period	87,520,062
Total Return Based on Net Asset Value (b)	3.43%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	1.20%
Expenses and Management Fees Waivers (c)	-0.63%
Accrued Performance Participation Allocation	0.65%

Total Expenses	1.23%

Net Investment Income	0.86%

(a)	Amounts may not add due to rounding.
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
12. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through August 12, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

5
1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Blackstone Infrastructure Strategies L.P. and the unaudited condensed consolidated financial statements and the related notes of BXINFRA Aggregator (CYM) L.P. both included within this Quarterly Report on Form
10-Q.
In this report, we refer to Blackstone Infrastructure Strategies L.P. as “BXINFRA U.S.” The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refers to BXINFRA U.S., Blackstone Infrastructure Strategies (TE) L.P. (the “Feeder”), BXINFRA Aggregator (CYM) L.P. (the “Aggregator”) and its consolidated subsidiaries and any Parallel Funds (as defined in Item 1. Financial Statements), as the context requires. Other Similar Funds (as defined in Item 1. Financial Statements), together with BXINFRA form the “BXINFRA Fund Program.”
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
Business Environment
As of August 12, 2025, BXINFRA’s portfolio has exhibited broad-based strength, with healthy revenue growth. Greater clarity in the U.S. policy environment, including taxes and tariffs, have contributed to lower market volatility and increased market transaction activity. A more conducive capital markets environment, if sustained, should provide a foundation for further acceleration in transaction activity in our portfolio beginning later this year. Continued decelerating inflation may also encourage the lowering of interest rates, which would be constructive for asset values. These positive developments have coincided with strong investor engagement and consistent capital deployment, amidst evolving market conditions. Nevertheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of energy, digital and transportation.
As of August 12, 2025, BXINFRA’s portfolio:

•	Provides exposure to over 25 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund Interests.

•
Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $3.7 billion, exclusive of the commitments held by Blackstone Holdings Finance Co. L.L.C. (“Finco”) under a warehousing agreement. Out of the $3.7 billion, BXINFRA has invested or committed $2.8 billion to Infrastructure Equity investments, $418.0 million to Infrastructure Secondaries and $532.5 million to Infrastructure Credit. On an invested basis, 26.0% of BXINFRA’s Infrastructure Investment portfolio consists of fund interests in Blackstone’s infrastructure funds and a diversified secondaries portfolio. As of July 31, 2025, BXINFRA holds $351.1 million of Debt Investments – Liquids at cost.

As of August 12, 2025, the BXINFRA Fund Program warehouse had $386.3 million of commitments to acquire future investments.
The BXINFRA Fund Program’s obligation to acquire any of the warehoused investments from Finco is contingent upon BXINFRA and any Other Similar Funds (as applicable) raising sufficient capital to acquire such assets as determined by the Investment Manager. As of August 12, 2025, the Investment Manager has determined to allocate the $94.1 million of investment commitments to BXINFRA. The allocation split of the remaining $292.2 million of investment commitments has not yet been finalized. It is not certain whether BXINFRA will ultimately acquire any such investments.

Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXINFRA U.S. generates income primarily from its investment in the Aggregator. BXINFRA U.S. has an interest of 91.1% in the Aggregator as of June 30, 2025, an increase of 0.8% compared to an interest of 90.3% as of March 31, 2025. The increase in BXINFRA U.S. interest is driven by relative subscriptions between BXINFRA U.S. and the Parallel Fund. For the three and six months ended June 30, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $39.0 million and $71.4 million, respectively, which resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investments in the Aggregator of $13.9 million and $45.5 million, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and six months ended June 30, 2025. Key drivers of the results of operations of the Aggregator are discussed below.
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
The Aggregator’s Infrastructure Investments and Debt and Other Securities also generate net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.
For the three months ended June 30, 2025, the Aggregator recorded $39.0 million of Net Increase in Net Assets Resulting from Operations, primarily driven by $35.6 million of Net Change in Unrealized Gain (Loss) on Investments, $13.9 million of Interest Income, $11.4 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, offset by $(10.2) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments.
For the six months ended June 30, 2025, the Aggregator recorded $71.4 million of Net Increase in Net Assets Resulting from Operations, primarily driven by $64.2 million of Net Change in Unrealized Gain (Loss) on Investments, $24.2 million of Interest Income, $10.5 million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, offset by $(12.0) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments.

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
For the three months ended June 30, 2025, the Aggregator incurred $18.5 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $5.7 million, gross Management Fees of $6.5 million which were fully waived as the Investment Manager agreed to waive the Management Fees for the first six months following the date BXINFRA U.S. and the Feeder first accepted third-party investors and commenced investment operations and Professional Fees of $4.6 million. For the three months ended June 30, 2025, the Aggregator incurred $12.0 million in Net Expenses which represents total gross expenses less amounts waived.
For the six months ended June 30, 2025, the Aggregator incurred $32.1 million in gross Total Expenses, comprised primarily of Performance Participation Allocation of $11.0 million, gross Management Fees of $10.7 million which were fully waived as the Investment Manager agreed to waive the Management Fees for the first six months following the date BXINFRA U.S. and the Feeder first accepted third-party investors and commenced investment operations and Professional Fees of $6.0 million, of which the Investment Manager waived $0.7 million. For the six months ended June 30, 2025, the Aggregator incurred $20.7 million in Net Expenses which represents total gross expenses less amounts waived.
BXINFRA U.S. Expenses
For the three months ended June 30, 2025, BXINFRA U.S. incurred gross Total Expenses of $3.8 million, comprised primarily of Warehousing Fees of $3.6 million and Professional Fees of $0.1 million, inclusive of audit, tax compliance, regulatory and filing fees. Gross Total Expenses were offset by Warehousing Fees Waived of $(3.6) million, which resulted in Net Expenses of $0.2 million for the three months ended June 30, 2025.
For the six months ended June 30, 2025, BXINFRA U.S. incurred gross Total Expenses of $5.9 million, comprised primarily of Warehousing Fees of $5.4 million and Professional Fees of $0.4 million, inclusive of audit, tax compliance, regulatory and filing fees, and Directors’ Fees of $0.1 million. Gross Total Expenses were offset by Warehousing Fees Waived of $(5.4) million, which resulted in Net Expenses of $0.5 million for the six months ended June 30, 2025.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXINFRA U.S.’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Infrastructure Investments and proceeds from net borrowings on its credit facility. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and funding other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan, debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.

As of June 30, 2025, debt financing available to BXINFRA U.S. and the Aggregator consisted of a senior secured revolving credit facility, an unsecured, uncommitted line of credit agreement, and asset-backed repurchase agreements. As of June 30, 2025, the Aggregator had a principal amount of $439.0 million outstanding under the senior secured revolving credit facility and BXINFRA U.S. had no borrowings or amounts outstanding under its line of credit agreement. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of June 30, 2025, BXINFRA U.S.’s and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facility and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of June 30, 2025, the Aggregator had $26.5 million in Cash and Cash Equivalents which, in combination with $11.0 million of unused capacity under the Aggregator’s credit facility, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of June 30, 2025, the Aggregator held $345.1 million of liquid debt investments, which could provide additional liquidity, if necessary. See Note 9. “Commitments and Contingencies” in the “Notes to the Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements” for quantitative details on future commitments to new and existing investments.
BXINFRA U.S.
As of June 30, 2025, BXINFRA U.S. had $0.6 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s line of credit agreement which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. See Note 8. “Commitments and Contingencies” in the “Notes to the Condensed Financial Statements” of BXINFRA U.S. in “Part I. Item 1. Financial Statements” for quantitative details on future commitments to new and existing investments.
Transactional Net Asset Value
BXINFRA U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by BXINFRA U.S. The Sponsor also evaluates changes to Transactional NAV to monitor fund performance. Transactional NAV is based on the month-end
values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXINFRA U.S.’s behalf by the Investment Manager are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2026, and unitholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

June 30, 2025
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$2,063,331
Cash and Cash Equivalents	629
Other Assets	16,169
Accrued Unitholder Servicing Fees (b)	(1,005)
Other Liabilities	(17,252)

Transactional Net Asset Value	$2,061,872

(a)
For BXINFRA U.S.’s Transactional NAV, Investment in the Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in the Aggregator excludes certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment. As of June 30, 2025, there was no Management Fee accrual as the Investment Manager waived Management Fees for the first six months following commencement of operations.

(b)
Accrued unitholder servicing fees only apply to Class S and Class D Units. For purposes of BXINFRA U.S.’s Transactional NAV, the fees are recognized as a reduction of BXINFRA U.S.’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each class of BXINFRA U.S. was as follows:

	June 30, 2025
	Transactional NAV	Number of
	per Unit	Units
Class S	$25.77	27,875,676
Class D	$25.84	2,061,536
Class I	$25.88	49,847,385

		79,784,597

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value.

June 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$2,014,693
Adjustments
Organizational and Offering Expenses (a)	2,041
Servicing Fee (b)	45,138

Transactional Net Asset Value	$2,061,872

(a)
Represents an adjustment to the Investment in the Aggregator to reflect the recognition of organizational and offering expenses ratably over the
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
Servicing Fees
Pursuant to the Amended and Restated Dealer Manager Agreement entered into between BXINFRA U.S., the Feeder and Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. Neither BXINFRA U.S. nor its affiliates pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fee, BXINFRA U.S. uses its NAV before giving effect to any accruals for the servicing fee, redemptions, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the servicing fees for the estimated life of its Units as an offering cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of June 30, 2025 were $46.1 million.
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
Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXINFRA U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in “Item 1. Financial Statements” in this Quarterly Report on Form
10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXINFRA. Based on the fair value of the equity investments and debt investments as of June 30, 2025, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments of the Aggregator of $284.9 million and a decline in BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $245.6 million.
Exchange Rate Risk
BXINFRA holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXINFRA may manage exposure to investments in equity or debt in foreign currencies by hedging such risks. As of June 30, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2025, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies of the Aggregator of $12.2 million and a decline in BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $9.6 million.
Interest Rate Risk
BXINFRA has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio may include open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXINFRA may utilize a wide variety of derivative instruments to manage such risks. As of June 30, 2025, BXINFRA has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.
BXINFRA also has credit facilities that when drawn upon, are subject to floating interest rates that are exposed to interest rate risks. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $7.5 million, offset by the annual Interest Expense of the Aggregator increasing by $5.0 million and BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investments in the Aggregator would increase by $1.9 million.
In the event interest rates rise, the assumed cost of capital for equity and debt investments could increase under the discounted cash flow analysis, which could negatively impact such investment’s valuations. These impacts could be substantial depending upon the magnitude of the change in interest rates and the length of time such rates remain elevated and may, in certain cases, offset positive increases in fair value changes on other investments. Further, increases in interest rates may over time result in lower valuations of certain debt investments whose interest rates are not variable.
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
All sales of unregistered securities during the three months ended June 30, 2025 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended June 30, 2025:

			Total Number of Units	Maximum Number of
	Total Number	Average	Redeemed as Part of	Units that May Yet Be
	of Units	Price Paid	Publicly Announced	Redeemed Under the
	Redeemed	per Unit	Plans or Programs	Plans or Programs
Redemption Period	(All Classes)	(All Classes) (a)	(All Classes)	(All Classes) (b)
April 15, 2025 - May 14, 2025	8,121	$24.42	8,121	—

(a)	Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(b)	All redemption requests were satisfied in full.
For additional information on our unit redemption plan, including a breakdown by class, see Note 5. “Net Assets” — “Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. “Part I. Item 1. Financial Statements” in this Quarterly Report on
Form 10-Q.
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
Date: August 12, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Gregory Blank
Name:	Gregory Blank
Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

65