Form 10-Q
period 2025-09-30
Blackstone Infrastructure Strategies L.P.
filed 2025-11-13
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 000-56672

Blackstone Infrastructure Strategies L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-4067586 (I.R.S. Employer Identification No.)
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
☐
No
☒
As of October 31, 2025, the registrant had the following limited partnership units outstanding: 37,468,700 Class S Units, 3,448,504 Class D Units and 69,654,463 Class I Units. Limited partnership units outstanding excludes any redemption requests submitted during the redemption request period ending November 14, 2025 pursuant to the registrant’s unit redemption plan.

		Page
Part I.	Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Financial Statements of Blackstone Infrastructure Strategies L.P.:	5

	Condensed Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024	6

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from July 16, 2024 (Inception) to September 30, 2024	7

	Condensed Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025 and for the Period from July 16, 2024 (Inception) to September 30, 2024	8

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from July 16, 2024 (Inception) to September 30, 2024	9

	Condensed Schedule of Investments as of September 30, 2025	10

	Notes to Condensed Financial Statements	11

	Unaudited Condensed Consolidated Financial Statements of BXINFRA Aggregator (CYM) L.P.:	23

	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024	24

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from August 13, 2024 (Inception) to September 30, 2024	25

	Condensed Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025 and for the Period from August 13, 2024 (Inception) to September 30, 2024	26

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from August 13, 2024 (Inception) to September 30, 2024	27

	Condensed Consolidated Schedule of Investments as of September 30, 2025	29

	Notes to Condensed Consolidated Financial Statements	35

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

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXINFRA Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of BXINFRA (defined below)), a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and through which BXINFRA invests all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXINFRA U.S.” refers to Blackstone Infrastructure Strategies L.P.
The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refer to BXINFRA U.S., the Feeder (as defined below), the Aggregator and any Parallel Funds(as defined below), as the context requires.
The term “BXINFRA Lux” means Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions, together with BXINFRA Aggregator SCSp, a Luxemburg special limited partnership and its parallel funds as may exist from time to time.

BXINFRA and BXINFRA Lux are together referred to as the “BXINFRA Fund Program.”
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary.
The term “General Partner” refers to Blackstone Infrastructure Strategies Associates L.P., our general partner.
The term “Intermediate Entity” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause BXINFRA to hold certain investments directly or indirectly through (a) entities that may elect to be classified as corporations for U.S. federal corporate income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each a “Corporation”) or (b) one or more limited liability companies or limited partnerships (each, a “Lower Entity,” and together with any Corporation, including the Aggregator, “Intermediate Entities”).
The term “Investment Manager” refers to Blackstone Infrastructure Advisors L.L.C., our investment manager.
The term “Other Blackstone Accounts” refers to, as the context requires, individually and collectively, any of the following: investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), including BXINFRA Lux.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside the Fund, but excluding BXINFRA Lux (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside the Fund.
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
The term “Transactional NAV” refers to the price at which transactions in the Fund’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXINFRA U.S.’s board of directors (“Board of Directors” or “Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Units” refers to our limited partnership units of BXINFRA U.S. There are three classes of Units outstanding: Class S (“Class S” or the “Class S Units”), Class D (“Class D” or the “Class D Units”) and Class I (“Class I” or the “Class I Units”) (each, a “Unit Class” or a “Class”).
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated affiliate of BXINFRA U.S. As such, we believe it is important to present information for both BXINFRA U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part I. Item 1. Financial Statements.” See also “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
This report does not constitute an offer of BXINFRA or any Other Blackstone Accounts.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Infrastructure Strategies Fund L.P.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30,	December 31,
	2025	2024
Assets
Investment in the Aggregator at Fair Value (Cost $2,625,809 as of September 30, 2025; $- as of December 31, 2024)	$2,735,147	$—
Cash and Cash Equivalents	211	100
Dividend Receivable	20,617	—
Due from Affiliates	8	—

Total Assets	$2,755,983	$100

Liabilities and Net Assets
Accounts Payable, Accrued Expenses and Other Liabilities	$881	$—
Distributions Payable	20,612	—
Servicing Fees Payable	58,647	—

Total Liabilities	80,140	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class S Units, unlimited Units authorized (35,465,856 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	878,875	—
Limited Partnership Unit — Class D Units, unlimited Units authorized (3,404,568 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	88,508	—
Limited Partnership Unit — Class I Units, unlimited Units authorized (64,395,784 Units issued and outstanding as of September 30, 2025; 4,000 Units issued and outstanding as of December 31, 2024)	1,708,210	100
General Partner Interest	250	—

Total Net Assets	2,675,843	100

Total Liabilities and Net Assets	$2,755,983	$100

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

			July 16, 2024
	Three Months Ended	Nine Months Ended	(Inception) to
	September 30, 2025	September 30, 2025	September 30, 2024
Income
Dividend Income	$20,617	$42,197	$—

Total Income	20,617	42,197	—

Expenses
Professional Fees	260	652	—
Directors’ Fees	194	309	—
Warehousing Fees	3,702	9,094	—
Other	4	12	—

Total Expenses	4,160	10,067	—
Warehousing Fees Waived	(3,702)	(9,094)	—

Net Expenses	458	973	—

Net Investment Income	20,159	41,224	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	63,835	109,338	—

Net Increase in Net Assets Resulting from Operations	$83,994	$150,562	$—

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class S Units	Class D Units	Class I Units	General Partner Interest		Total Net Assets
Balance at July 16, 2024 (Inception)	$—	$—	$—	$—		$—
Proceeds from Units Issued	—	—	100	—		100

Balance at September 30, 2024	$—	$—	$100	$—		$100

Balance at June 30, 2025	$673,373	$52,253	$1,288,817	$250		$2,014,693
Proceeds from Units Issued	202,186	25,000	372,758	—		599,944
Net Investment Income	6,898	667	12,594	—		20,159
Distributions Reinvested	4,816	412	6,665	—		11,893
Distributions	(7,079)	(680)	(12,853)	—		(20,612)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	21,663	1,943	40,229	—		63,835
Servicing Fees	(13,366)	(703)	—	—		(14,069)
Conversion of Units Between Classes	(9,616)	9,616	—	—		—

Balance at September 30, 2025	$878,875	$88,508	$1,708,210	$250		$2,675,843

Balance at December 31, 2024	$—	$—	$100	$—		$100
Proceeds from Units Issued	905,532	76,841	1,630,468	250	(a)	2,613,091
Net Investment Income	14,291	1,242	25,691	—		41,224
Distributions Reinvested	6,554	591	8,970	—		16,115
Distributions	(14,665)	(1,270)	(26,255)	—		(42,190)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	37,546	3,201	68,591	—		109,338
Servicing Fees	(59,924)	(1,713)	—	—		(61,637)
Conversion of Units Between Classes	(10,387)	9,616	771	—		—
Redemption of Units, Net of Early Redemption Deduction	(72)	—	(126)	—		(198)

Balance at September 30, 2025	$878,875	$88,508	$1,708,210	$250		$2,675,843

(a)	The General Partner did not receive any Units for its contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

		July 16, 2024
	Nine Months Ended	(Inception) to
	September 30, 2025	September 30, 2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$150,562	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(109,338)	—
Investment in the Aggregator	(2,625,809)	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(20,617)	—
Due from Affiliates	(8)	—
Accounts Payable, Accrued Expenses and Other Liabilities	881	—

Net Cash Used in Operating Activities	(2,604,329)	—

Financing Activities
Proceeds from Issuance of Units	2,613,091	100
Payment for Servicing Fees	(2,990)	—
Redemptions of Units, Net of Early Redemption Deduction	(198)	—
Distributions Paid in Cash	(10,064)	—
Distributions Reinvested	4,601	—

Net Cash Provided by Financing Activities	2,604,440	100

Cash and Cash Equivalents
Net Increase	111	100
Beginning of Period	100	—

End of Period	$211	$100

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$55,657	$—

Distributions Reinvested	$11,514	$—

Distributions Payable	$20,612	$—

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedule of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (103,084,456 Units) (a)	Investee Fund	Various	Various	$2,735,147	102.2%

Total Investments (Cost $2,625,809)				$2,735,147	102.2%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXINFRA U.S.’s proportional share of investments through investees.
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
Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary, (the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXINFRA U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors.
BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXINFRA U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedule of Investments, are an integral part of BXINFRA U.S.’s condensed financial statements and are included following these condensed financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its parallel funds (“BXINFRA Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. BXINFRA U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXINFRA.” BXINFRA and BXINFRA Lux collectively form the “BXINFRA Fund Program,” but are operated as distinct investment structures.
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
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when BXINFRA U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Valuation of Investments at Fair Value
BXINFRA U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which holds such underlying investments. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXINFRA U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.
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
Affiliates
The General Partner, Investment Manager, Dealer Manager (as defined in Note 6. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXINFRA LUX and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXINFRA U.S.
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
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions from the Aggregator. BXINFRA U.S. has an interest of 92.3% in the Aggregator as of September 30, 2025. BXINFRA U.S. had not commenced investing activities as of December 31, 2024. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S. net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator.
4. Line of Credit Agreement
On January 2, 2025, BXINFRA U.S. entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. The Line of Credit expires on January 2, 2026, subject to one-year
extension options requiring Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand and (c) the date on which the Investment Manager no longer acts as investment manager to BXINFRA U.S., provided that BXINFRA U.S. will have 180 days to make such

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent BXINFRA U.S. has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, BXINFRA U.S. is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that BXINFRA U.S. will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of BXINFRA U.S. pursuant to any established unit redemption plans, (c) use funds to close any investment which BXINFRA U.S. committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per Unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of September 30, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each Unit Class (as defined below).
BXINFRA U.S. offers three classes of limited partnership Units: Class S, Class D and Class I Units (each a “Unit Class” or a “Class”). The key differences among each Unit Class relate to the ongoing servicing fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each Class is equal to the Transactional NAV per Unit for such Class as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Units wa
s $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The Transactional NAV for each Unit Class was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXINFRA U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain Unit Classes, such as applicable servicing fees. At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each Unit Class based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each Class, which is BXINFRA U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present transactions in the Units during the periods:

	Class S Units	Class D Units	Class I Units	Total
Units Outstanding as of July 16, 2024 (Inception)	—	—	—	—
Units Issued	—	—	4,000	4,000

Units Outstanding as of September 30, 2024	—	—	4,000	4,000

Units Outstanding as of June 30, 2025	27,875,676	2,061,536	49,847,385	79,784,597
Units Issued	7,774,946	956,670	14,290,854	23,022,470
Distribution Reinvested	186,884	15,940	257,545	460,369
Conversion of Units Between Classes	(371,650)	370,422	—	(1,228)

Units Outstanding as of September 30, 2025	35,465,856	3,404,568	64,395,784	103,266,208

Units Outstanding as of December 31, 2024	—	—	4,000	4,000
Units Issued	35,615,818	3,011,249	64,019,741	102,646,808
Distribution Reinvested	254,679	22,897	347,213	624,789
Conversion of Units Between Classes	(401,673)	370,422	29,984	(1,267)
Redemption of Units	(2,968)	—	(5,154)	(8,122)

Units Outstanding as of September 30, 2025	35,465,856	3,404,568	64,395,784	103,266,208

Unit Redemption Plan
BXINFRA U.S. has implemented a unit redemption plan (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent the General Partner chooses to redeem limited partnership units of BXINFRA U.S. in any particular calendar quarter, BXINFRA U.S. will redeem up to
3
% of BXINFRA U.S.’s outstanding Units (by number of Units), effective as of the first calendar day of the first month of the applicable calendar quarter. BXINFRA U.S. conducts such redemption offers in accordance with the BXINFRA U.S. Partnership Agreement (as defined below).
Redemptions will be made at a redemption price equal to the Transactional NAV per Unit of the applicable class as of the last calendar day of the immediately preceding calendar quarter. However, Units that have not been outstanding for at least two years will be subject to an early redemption deduction equal to
5
% of the value of such Transactional NAV of the Units being redeemed for the benefit of BXINFRA U.S. and its unitholders, subject to certain exceptions.
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
BXINFRA U.S. commenced its first offering pursuant to the Unit Redemption Plan on April 15, 2025. During the nine months ended September 30, 2025,
8,122 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $0.2 million, of which 5,154 Units at an aggregate value of $0.1 million related to redemptions by the Feeder. No Units were redeemed by BXINFRA U.S. or the Feeder during the three months ended September 30, 2025.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
BXINFRA U.S. may declare quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for each applicable class of Units.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Class S Units	Class D Units	Class I Units	Class S Units	Class D Units	Class I Units
Distributions per Unit	$0.1996	$0.1996	$0.1996	$0.4952	$0.4952	$0.4952
The distribution for the three months ended September 30, 2025 was declared on October 22, 2025 to unitholders of record as of the open of business on September 30, 2025 with a payment date of November 3, 2025.
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
For the three months ended September 30, 2025, $4.8 million, $0.4 million and $6.7 million of distributions were reinvested in Class S, Class D and Class I Units, respectively. For the nine months ended September 30, 2025, $6.6 million, $0.6 million and $9.0 million of distributions were reinvested in Class S, Class D and Class I Units, respectively.
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
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA. Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated

$12.3 million and $22.7 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. BXINFRA U.S. had no Performance Participation Allocation during the three and nine months ended September 30, 2024. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation
Allocation.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Management Agreement
BXINFRA U.S. has entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA pays the Investment Manager a management fee (the “Management Fee”). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. Effective July 1, 2025, the Aggregator began accruing the Management Fee attributable to BXINFRA U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated $7.9 million and $17.8 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $9.9 million was waived by the Investment Manager for the nine months ended September 30, 2025. No Management Fee was waived for the three months ended September 30, 2025. BXINFRA U.S. had no gross Management Fee during the three and nine months ended September 30, 2024.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the BXINFRA U.S. Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA. Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated
$0.6 million and $1.4 million, respectively, of the Administration Fee recognized by the Aggregator. BXINFRA U.S. had no Administration Fee during the three and nine months ended September 30, 2024. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration
Fee.
Dealer Manager Agreement
BXINFRA U.S. and the Feeder entered into an Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority. Pursuant to the A&R Dealer Manager Agreement, the Dealer Manager manages BXINFRA U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXINFRA U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXINFRA U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.

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
BXINFRA U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of September 30, 2025 was $
58.6 million
. There was no Servicing Fees Payable as of December 31, 2024.
Line of Credit and Warehousing Agreements
BXINFRA U.S. entered into an unsecured, uncommitted Line of Credit with Finco. BXINFRA U.S. and the Investment Manager, in its capacity as investment manager, on behalf of BXINFRA U.S. and not for its own account, entered into an Amended and Restated Warehousing Agreement (the “A&R Warehousing Agreement”) with Finco in connection with the launch and ramp-up
of the BXINFRA Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note 9. “Warehousing Agreement.”
Due to/from Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXINFRA U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXINFRA U.S. and are non-interest
bearing. Due from Affiliates is composed of balances owed to BXINFRA U.S. from other non-consolidated
entities within BXINFRA.
BXINFRA Lux
BXINFRA may invest alongside BXINFRA Lux, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian Jurisdictions or certain other jurisdictions. While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.
7. Commitments and Contingencies
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.

8. Income Taxes
Uncertain Tax Positions
As of September 30, 2025 and December 31, 2024, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. BXINFRA U.S. evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to BXINFRA U.S.’s condensed financial statements as of and for the three and nine months ended September 30, 2025.
9. Warehousing Agreement
On August 22, 2025, BXINFRA U.S., BXINFRA Lux, the Investment Manager and Finco entered into the A&R Warehousing Agreement. Under the A&R Warehousing Agreement, in connection with the launch and ramp-up of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $675.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). At any time during the term of the A&R Warehousing Agreement, an Approved Warehoused Investment is acquired by consolidated legal entities of Finco, which together act as the “BXINFRA Warehouse.”
Finco agreed to subsequently transfer each Approved Warehoused Investment to BXINFRA U.S. or BXINFRA Lux, as applicable, and BXINFRA U.S. or BXINFRA Lux agreed to acquire such investments from Finco on the terms described in the A&R Warehousing Agreement following the point or points in time at which BXINFRA U.S. or BXINFRA Lux has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by the BXINFRA Warehouse to the applicable Warehouse Closing Date. The Investment Manager has determined, and will continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments BXINFRA U.S. or BXINFRA Lux, as applicable, has acquired, or will acquire, on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses. The term of the A&R Warehousing Agreement shall be through August 21, 2026 (one year), unless extended by mutual agreement of the parties.
During the nine months ended September 30, 2025, BXINFRA acquired nine investments as well as a liquid loan portfolio from the BXINFRA Warehouse at cost pursuant to the A&R Warehousing Agreement. Finco agreed to waive the
5%
annualized amount in excess of cost contemplated by the A&R Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statements of Operations.
As of September 30, 2025, there were five investments for a total commitment amount of $892.3
million remaining in the BXINFRA Warehouse, out of which $223.3 million has been funded by Finco. Any investments that have not yet closed are subject to customary closing conditions, and the BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to purchase such assets as determined by the Investment Manager. As of September 30, 2025, the Investment Manager had not determined the allocation of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.
10. Financial Highlights
The following financial highlights are calculated for the unitholders of BXINFRA U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXINFRA U.S. had not received subscriptions or commenced investing activities during the nine months ended September 30, 2024.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025 (a)
	Class S Units	Class D Units	Class I Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	25.00	25.00

Net Investment Income	0.47	0.47	0.47
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1.54	1.54	1.55

Net Increase in Net Assets Resulting from Investment Operations	2.01	2.01	2.02
Servicing Fees	(1.74)	(0.52)	—
Distributions	(0.50)	(0.50)	(0.50)

Net Increase (Decrease) in Net Assets	(0.22)	1.00	1.53

Net Asset Value, End of Period	$24.78	$26.00	$26.53

Units Outstanding, End of Period	35,465,856	3,404,568	64,395,784
Total Return Based on Net Asset Value (b)	-0.88%	3.99%	6.11%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.71%	0.72%	0.71%
Warehousing Fees Waivers	-0.64%	-0.65%	-0.64%

Total Expenses	0.07%	0.07%	0.07%

Net Investment Income	2.91%	2.97%	2.91%

(a)	Amounts may not add due to rounding.
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
11. Subsequent Events
There have been no events since September 30, 2025 that require recognition or disclosure in the condensed financial statements.

BXINFRA Aggregator (CYM) L.P.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2025	December 31, 2024
Assets
Investments at Fair Value (Cost $2,298,433 as of September 30, 2025; $ - as of December 31, 2024)
Unpledged	$2,314,020	$—
Pledged to Counterparties	88,361	—
Investments in Affiliated Investee Funds at Fair Value (Cost $794,106 as of September 30, 2025; $- as of December 31, 2024)	854,604	—
Cash and Cash Equivalents	62,699	—
Due from Affiliates	113	—
Accounts Receivable	3,363	—
Derivative Assets at Fair Value (Cost $- as of September 30, 2025 and December 31, 2024)	3,215	—
Other Assets	101,062	—
Deferred Assets	921	—

Total Assets	$3,428,358	$—

Liabilities and Equity
Due to Affiliates	$551	$—
Credit Facilities	183,000	—
Repurchase Agreements	70,497	—
Accounts Payable and Accrued Expenses	3,723	—
Payable for Investments Purchased	146,863	—
Accrued Performance Participation Allocation	24,450	—
Management Fee Payable	6,004	—
Derivative Liabilities at Fair Value (Cost $- as of September 30, 2025 and December 31, 2024)	137	—
Deferred Tax Liabilities, Net	4,205	—
Taxes Payable	66	—
Organization Costs Payable	2,160	—
Administration Fees Payable	480	—
Offering Costs Payable	410	—
Distributions Payable	22,338	—
Redemptions Payable	464	—

Total Liabilities	465,348	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (111,674,297 Units issued and outstanding as of September 30, 2025; no Units issued and outstanding as of December 31, 2024)	2,963,010	—
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—

Total Net Assets	2,963,010	—

Total Liabilities and Net Assets	$3,428,358	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	August 13, 2024 (Inception) to September 30, 2024
Income
Interest Income	$17,426	$41,633	$—
Dividend Income	14,774	24,917	—
Other	102	3,421	—

Total Income	32,302	69,971	—

Expenses
Management Fees	8,597	19,298	—
Organizational Expenses	136	2,160	—
Performance Participation Allocation	13,402	24,450	—
Professional Fees	5,628	11,648	—
Deferred Financing Cost Amortization	137	137
Deferred Offering Costs Amortization	102	307	—
Administration Fees	688	1,543	—
Interest Expense	1,580	2,545
Other Expenses	96	366	—

Total Expenses	30,366	62,454	—
Management Fees Waived	—	(10,701)	—
Expense Support	—	(665)	—

Net Expenses	30,366	51,088	—

Net Investment Income Before Provision for Taxes	1,936	18,883	—
Provision for Taxes	1,977	4,470	—

Net Investment Income (Loss)	(41)	14,413	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	(13,062)	(18,843)	—
Net Change in Unrealized Gain (Loss) on Investments	94,947	159,143	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	15,050	3,078	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(5,117)	5,353	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	91,818	148,731	—

Net Increase in Net Assets Resulting from Operations	$91,777	$163,144	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class A Units	Class B Units	Total Net Assets
Balance at August 13, 2024 (Inception) and September 30, 2024	$—	$—	$—

Balance at June 30, 2025	$2,263,024	$—	$2,263,024
Proceeds from Units Issued	619,118	—	619,118
Net Investment Loss	(41)	—	(41)
Distributions Reinvested	11,893	—	11,893
Distributions	(22,338)	—	(22,338)
Net Realized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(13,062)	—	(13,062)
Net Change in Unrealized Gain (Loss) on Investments	94,947	—	94,947
Net Change in Unrealized Gain (Loss) on Derivative Instruments	15,050	—	15,050
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(5,117)	—	(5,117)
Redemptions	(464)	—	(464)

Balance at September 30, 2025	$2,963,010	$—	$2,963,010

Balance at December 31, 2024	$—	$—	$—
Proceeds from Units Issued	2,829,901	—	2,829,901
Net Investment Income	14,413	—	14,413
Distributions Reinvested	16,737	—	16,737
Distributions	(46,099)	—	(46,099)
Net Realized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(18,843)	—	(18,843)
Net Change in Unrealized Gain (Loss) on Investments	159,143	—	159,143
Net Change in Unrealized Gain (Loss) on Derivative Instruments	3,078	—	3,078
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	5,353	—	5,353
Redemptions	(673)	—	(673)

Balance at September 30, 2025	$2,963,010	$—	$2,963,010

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Nine Months Ended September 30, 2025	August 13, 2024 (Inception) to September 30, 2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$163,144	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	18,843	—
Net Change in Unrealized (Gain) Loss on Investments	(159,143)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(3,078)	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(5,353)	—
Net Amortization of Debt Investments - Liquids	537	—
Net Accretion of Debt Investments - Infrastructure	(159)	—
Deferred Offering Costs Amortization	307	—
Purchases of Investments	(3,876,960)	—
Proceeds from Investments	766,191	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(113)	—
Accounts Receivable	(3,363)	—
Other Assets	(101,062)	—
Deferred Assets	(1,228)	—
Due to Affiliates	551	—
Accounts Payable and Accrued Expenses	3,723	—
Payable for Investments Purchased	146,863	—
Accrued Performance Participation Allocation	24,450	—
Management Fee Payable	6,004	—
Deferred Tax Liabilities, Net	4,205	—
Taxes Payable	66	—
Organization Costs Payable	2,160	—
Administration Fees Payable	480	—
Offering Costs Payable	410	—

Net Cash Used in Operating Activities	(3,012,525)	—

continued…

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Nine Months Ended September 30, 2025	August 13, 2024 (Inception) to September 30, 2024
Financing Activities (Continued)
Proceeds from Issuance of Units	$2,829,901	$—
Distributions Reinvested	16,737	—
Proceeds from Repurchase Agreements	136,458	—
Repayment of Repurchase Agreements	(65,961)	—
Proceeds from Credit Facilities	973,000	—
Repayment of Credit Facilities	(790,000)	—
Distributions Paid in Cash	(23,761)	—
Payments for Redemptions	(209)	—

Net Cash Provided by Financing Activities	3,076,165	—

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(941)	—

Cash and Cash Equivalents
Net Increase	62,699	—
Beginning of Period	—	—

End of Period	$62,699	$—

Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes	$198	$—

Supplemental Disclosure of Non-Cash Financing Activities
Distributions Payable	$22,338	$—

Redemptions of Units	$464	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,051,635 Shares)	APAC	$323,147	10.9%
Odyssey Holdco L.L.C. (c) (803,191 Shares)	Americas	195,542	6.6%

Total Digital Infrastructure		518,689	17.5%

Energy Infrastructure
Other Investment(s) in Equity	Americas	29,734	1.0%

Total Energy Infrastructure		29,734	1.0%

Transportation Infrastructure
Poseidon Holdco I L.P. ( d ) (500,000 Shares)	Americas	560,258	18.9%
Hieroglyphs L.P. (220 Shares)	EMEA	226,272	7.6%
Mercury Co-Invest L.P. ( e ) (251,994 Shares)	Americas	162,365	5.5%

Total Transportation Infrastructure		948,895	32.0%

Various (f)
Infrastructure Investments L.P. (g) (400,000 Shares)	Various	728,835	24.6%
Other Investment(s) in Affiliated Investee Funds	Various	125,769	4.2%

Total Various		854,604	28.8%

Total Equity Investments (Cost: Americas $881,061, EMEA $219,575, APAC $297,474, Various $794,106)		2,351,922	79.4%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (i)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA	$29,786	1.0%
Other Investment(s) in Debt	Americas	2,726	0.1%

Total Consumer and Services		32,512	1.1%

Digital Infrastructure
Odyssey Holdco L.L.C.	Americas	25,009	0.8%
Other Investment(s) in Debt	Americas	85,018	2.9%

Total Digital Infrastructure		110,027	3.7%

Energy
Other Investment(s) in Debt (h)	Americas	184,437	6.2%

Total Energy		184,437	6.2%

Energy Infrastructure
Other Investment(s) in Debt	Americas	43,875	1.5%

Total Energy Infrastructure		43,875	1.5%

Infrastructure Services
Other Investment(s) in Debt	Americas	71,974	2.4%

Total Infrastructure Services		71,974	2.4%

Transportation Infrastructure
Poseidon Holdco I L.P.	Americas	88,361	3.0%
Other Investment(s) in Debt	Americas	71,129	2.4%

Total Transportation Infrastructure		159,490	5.4%

Total Debt Investments - Infrastructure (Cost: Americas $570,634, EMEA $25,910)		602,315	20.3%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (j)
Consumer and Services
Other Investment(s) in Debt	Americas	$91,697	3.1%
Other Investment(s) in Debt	EMEA	1,997	0.1%

Total Consumer and Services		93,694	3.2%

Digital Infrastructure
Other Investment(s) in Debt	Americas	2,139	0.1%

Total Digital Infrastructure		2,139	0.1%

Energy
Other Investment(s) in Debt	Americas	4,274	0.1%

Total Energy		4,274	0.1%

Energy Infrastructure
Other Investment(s) in Debt	Americas	6,402	0.2%

Total Energy Infrastructure		6,402	0.2%

Healthcare
Other Investment(s) in Debt	Americas	22,281	0.8%
Other Investment(s) in Debt	EMEA	2,130	0.1%

Total Healthcare		24,411	0.8%

Industrials
Other Investment(s) in Debt	Americas	21,585	0.7%

Total Industrials		21,585	0.7%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (continued) (j)
Infrastructure Services
Other Investment(s) in Debt	Americas	$65,340	2.2%
Other Investment(s) in Debt	APAC	2,134	0.1%
Other Investment(s) in Debt	EMEA	4,134	0.1%

Total Infrastructure Services		71,608	2.4%

Real Estate
Other Investment(s) in Debt	Americas	4,142	0.1%

Total Real Estate		4,142	0.1%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	62,254	2.1%
Other Investment(s) in Debt	APAC	2,003	0.1%
Other Investment(s) in Debt	EMEA	4,136	0.1%

Total Technology, Media and Entertainment		68,393	2.3%

Transportation
Other Investment(s) in Debt	Americas	6,100	0.2%

Total Transportation		6,100	0.2%

Total Debt Investments - Liquid (Cost: Americas $287,188, EMEA $12,446, APAC $4,145)		302,748	10.2%

Total Debt Investments (Cost: Americas $857,822, EMEA $38,356, APAC $4,145)		905,063	30.5%

Total Investments and Investments in Affiliated Investee Funds (Cost: $3,092,539)		3,256,985	109.9%

continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management	Americas	$26,127	0.9%
Fidelity Investments Money Market Treasury	Americas	937	0.0%

Total Money Market Fund (Cost: $27,064 Americas)		27,064	0.9%

Cash
Cash Held at Banks	n/a	35,635	1.2%

Total Cash (Cost: $35,635)		35,635	1.2%

Total Cash and Cash Equivalents (Cost: $62,699)		62,699	2.1%

Derivative at Fair Value
Derivative Assets at Fair Value
Foreign Currency Contracts	n/a	3,215	0.1%

Total Derivative Assets at Fair Value (Cost: $-)		3,215	0.1%

Derivative Liabilities at Fair Value
Foreign Currency Contracts	n/a	(137)	0.0%

Total Derivative Liabilities at Fair Value (Cost: $-)		(137)	0.0%

Total Derivatives (Cost: $-)		3,078	0.1%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $3,155,238)		$3,322,762	112.1%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Equity Investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interests, (4) warrants and (5) other equity-linked securities.

(b)
BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA’s proportionate fair value representing $33.6 million, or 1.1% of BXINFRA Net Assets and BXINFRA indirectly owns 147,484,163,956 shares in the investee.

(c)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $175.9 million, representing 5.9% of BXINFRA Net Assets and BXINFRA indirectly owns 630,530 shares in the investee.

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

(d)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA’s proportionate fair value representing $37.2 million, or 1.3% of BXINFRA Net Assets and BXINFRA indirectly owns 28,689 shares in the investee.

(e)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury
Co-Invest
L.P. with BXINFRA’s proportionate fair value representing $85.0 million, or 2.9% of BXINFRA Net Assets and BXINFRA indirectly owns 114,123 shares in the investee.

(f)	Fund investments are diversified and are not categorized to one industry.
(g)
BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation and Digital which are 30.2%, 30.1% and 39.7% of the Infrastructure Investments L.P. vehicle’s investments, respectively.

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
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary, (the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. BXINFRA U.S. and the Feeder are organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXINFRA U.S. In turn, BXINFRA U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its parallel funds (“BXINFRA Lux”). The Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXINFRA U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXINFRA.” BXINFRA and BXINFRA Lux collectively form the “BXINFRA Fund Program,” but are operated as distinct investment structures.
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objectives by investing primarily in Infrastructure Investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments. The Aggregator has the same investment objectives as BXINFRA U.S.
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when BXINFRA U.S. and the Feeder sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s board of directors (the “Board of Directors” or “Board”). The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Private Investments Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

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
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Condensed Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations. The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
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
Fair Value Measurement
(“ASC 820”), establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace. Investments with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
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
Repurchase Agreements
Securities sold under agreements to repurchase (“repurchase agreements”) represent collateralized financing transactions. Such transactions are recorded as secured borrowings rather than sales as the Aggregator retains effective control of transferred assets through the term of a repurchase agreement. Secured borrowings are presented within Repurchase Agreements in the Condensed Consolidated Statements of Assets and Liabilities at their contractual amounts and include accrued interest.
The Aggregator may manage credit exposure arising from repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Aggregator, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator may also pledge its investments to counterparties to collateralize repurchase agreements. Investments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded within Investments at Fair Value – Pledged to Counterparties in the Condensed Consolidated Statements of Assets and Liabilities. Investments which are not pledged to counterparties or which are pledged but cannot be repledged are recorded within Investments at Fair Value – Unpledged in the Condensed Consolidated Statements of Assets and Liabilities. The Aggregator does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Assets and Liabilities. Additional disclosures relating to repurchase agreements are included in Note 5. “Repurchase Agreements.”

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
Income Recognition
The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXINFRA U.S. and the Feeder accepted third-party investors and commenced investment operations, costs associated with the organization of BXINFRA were expensed. Costs associated with the offering of BXINFRA U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from January 2, 2025. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXINFRA U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fees Offset and Waived
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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 8. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 8. “Related Party Transactions” for more information.
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
To the extent investments made by the
non-U.S.
subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
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
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., the Feeder, Parallel Funds, BXINFRA Lux and other vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator.
3. Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels. The Aggregator had not commenced investing activities as of December 31, 2024.

	$		$		$		$		$
	September 30, 2025
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$62,699		$—		$—		$—		$62,699

Investments
Equity Investments		—		29,733		1,467,585		—		1,497,318

Debt Investments
Infrastructure		—		403,069		199,246		—		602,315
Liquids		—		298,740		4,008		—		302,748

Total Debt Investments		—		701,809		203,254		—		905,063

Total Investments		—		731,542		1,670,839		—		2,402,381

Investments in Affiliated Investee Funds		19,370		55,020		705,127		75,087		854,604
Derivative Assets		—		3,215		—		—		3,215

		$82,069		$789,777		$2,375,966		$75,087		$3,322,899

Liabilities
Derivative Liabilities		$—		$137		$—		$—		$137

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of September 30, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2025.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$1,467,585	Discounted Cash Flows	WACC	8.4% - 11.9%	10.3%	Lower
			Exit Capitalization Rate	6.3%	6.3%	Lower
			Exit Multiple	17.5x - 20.4x	18.3x	Higher
Debt Investments - Infrastructure	199,246	Third-Party Pricing	n/a
		Other	n/a
Debt Investments - Liquids	4,008	Third-Party Pricing	n/a

Total Investments	1,670,839
Investments in Affiliated Investee Funds	705,127	Discounted Cash Flows	WACC	5.9% - 12.7%	9.6%	Lower
			Exit Capitalization Rate	4.6% - 7.4%	6.3%	Lower
			Exit Multiple	1.7x - 22.0x	13.1x	Higher
		Other	Discount to Sale
		Transaction Price	n/a

	$2,375,966

n/a	Not applicable.
WACC	Weighted-Average Cost of Capital.
Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$1,342,696	$190,053	$4,698	$471,743	$2,009,190
Purchases	70,470	1,231	4,012	285,471	361,184
Sales and Proceeds from Investments	—	(1,500)	—	(15,226)	(16,726)
Transfer Out of Level III (a)	—	—	(4,698)	—	(4,698)
Change in Gain Included in Net Assets	54,419	9,462	(4)	(36,861)	27,016

Balance, End of Period	$1,467,585	$199,246	$4,008	$705,127	$2,375,966

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$54,419	$9,462	$(4)	$(36,861)	$27,016

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2025
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$—	$—	$—	$—	$—
Purchases	1,375,570	126,021	8,710	690,529	2,200,830
Sales and Proceeds from Investments	(5,111)	(1,887)	—	(10,966)	(17,964)
Transfer Out of Level III (a)	—	—	(4,698)	—	(4,698)
Change in Gain Included in Net Assets	97,126	75,112	(4)	25,564	197,798

Balance, End of Period	$1,467,585	$199,246	$4,008	$705,127	$2,375,966

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$97,126	$75,112	$(4)	$25,564	$197,798

(a)	The transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuations of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of September 30, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of September 30, 2025.

	$		$
NAV as a Practical Expedient Investments	Unfunded Commitment		Fair Value
Affiliated Investee Funds (a)		$355,000		$75,087

(a)	The Affiliated Investee Funds included primarily invest in infrastructure assets.
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts in thousands:

	September 30, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Contracts (GBP)	£92,986	$2,727	£22,986	$30	£—	$—	£—	$—
Foreign Currency Contracts (AUD)	$—	—	$34,872	75	$—	—	$—	—
Foreign Currency Contracts (EUR)	€59,893	488	€39,893	32	€—	—	€—	—

		$3,215		$137		$—		$—

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(8,920)	$—	$(10,621)	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	15,050	—	3,078	—

	$6,130	$—	$(7,543)	$—

As of September 30, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Repurchase Agreements
As of September 30, 2025, the Aggregator held investments pledged as collateral with a carrying value of $88.4 million. As of December 31, 2024, the Aggregator had no repurchase agreements and hence held no investments pledged as collateral for repurchase agreements.
The following table presents information regarding the Aggregator’s repurchase agreement obligations as of September 30, 2025. The Aggregator had no repurchase agreements as of December 31, 2024.

September 30, 2025
Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$70,497	$70,497

September 30, 2025
Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$70,497

Amounts Subject to an Enforceable Master Netting Arrangement	$70,497

(a)	Represents collateral type.
6. Borrowings
Brentwood Credit Facility
On March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly owned subsidiary of the Aggregator that holds broadly syndicated loans, entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $300.0 million, subject to customary conditions. The Brentwood Credit Facility contains customary representations and warranties. The obligations of the Brentwood Borrowers

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

under the Brentwood Credit Facility have limited recourse and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and unused fees. The parties to the Brentwood Credit Facility include the Brentwood Borrowers, BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C. as co-collateral managers, a third-party administrative agent (in such capacity, the “Brentwood Administrative Agent”), also serving as sole lead arranger, and the other third-party lenders as identified in the Brentwood Credit Facility. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on March 5, 2029. Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment. On May 9, 2025, the aggregate principal amount was temporarily increased by $150.0 million from $300.0 million to $450.0 million through August 9, 2025 and on August 7, 2025, the term was further extended through September 9, 2025. On September 9, 2025, the aggregate principal amount was reduced by $150.0 million from $450.0 million to $300.0 million.
Under the Brentwood Credit Facility, advances bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for U.S. dollar advances, at the election of the Brentwood Borrowers, is the one-month or three-month term Secured Overnight Financing Rate or the “base rate” (as defined in the Brentwood Credit Facility)), plus an applicable margin of 1.35% per annum. From and after March 3, 2028, the applicable margin for advances will increase by 0.30% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Brentwood Administrative Agent without a premium or penalty, subject to certain conditions.
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of September 30, 2025, the Aggregator had $183.0 million outstanding under the Brentwood Credit Facility. The carrying value of amounts outstanding under the Brentwood Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of September 30, 2025, the effective interest rate on borrowings outstanding was 5.51%.
7. Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of September 30, 2025, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. Class A Units are issued to both the BXINFRA U.S. limited partner and the Parallel Fund limited partner. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
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
The following table presents transactions in the Aggregator’s Units during the periods:

	Class A
	Units	Total
Units Outstanding as of August 13, 2024 (Inception) and September 30, 2024	—	—

Units Outstanding as of June 30, 2025	87,520,062	87,520,062
Units Issued	23,712,231	23,712,231
Distributions Reinvested	459,487	459,487
Redemption of Units	(17,483)	(17,483)

Units Outstanding as of September 30, 2025	111,674,297	111,674,297

Units Outstanding as of December 31, 2024	—	—
Units Issued	111,051,284	111,051,284
Distributions Reinvested	648,639	648,639
Redemption of Units	(25,626)	(25,626)

Units Outstanding as of September 30, 2025	111,674,297	111,674,297

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemptions made by BXINFRA U.S. and any Parallel Fund. Any redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXINFRA U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXINFRA U.S., including, if applicable, approval by the Board of Directors.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units as authorized by the General Partner.
The following tables present a summary of the aggregate distributions declared and payable for each applicable class of Units.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Class A Units	Class A Units
Distributions per Unit	$0.2000	$0.4962

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The distribution for the three months ended September 30, 2025 was declared on October 22, 2025 to unitholders of record as of the open of business on September 30, 2025.
Distribution Reinvestment Plan
When a cash distribution is declared, each Aggregator unitholder that has not “opted out” of the Distribution Reinvestment Plan (“DRIP”) prior to the payment date will have their distributions automatically reinvested in additional Aggregator Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per Aggregator Unit for such Aggregator Unit. For further details on the DRIP, see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.
For the three and nine months ended September 30, 2025, $11.9 million and $16.7 million of distributions were reinvested in Class A Units, respectively.
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
For the three and nine months ended September 30, 2025, the Aggregator accrued Performance Participation Allocation of $13.4 million and $24.5 million, respectively. The Aggregator had no accrued Performance Participation Allocation for the three and nine months ended September 30, 2024. The amount of unrealized Performance Participation Allocation accrued is as if BXINFRA had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXINFRA throughout the Performance Participation Allocation period of each limited partner.
Investment Management Agreement
On January 2, 2025, BXINFRA U.S. entered into an investment management agreement with the Investment Manager (the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may in the future enter into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to 1.25% of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees related to BXINFRA U.S.’s and the Feeder’s
Class S/S-TE
and
Class D/D-TE
Units, as applicable, Administration Fee (as defined below), Performance Participation Allocation, pending unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. As of July 1, 2025, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three and nine months ended September 30, 2025 and 2024. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three and nine months ended September 30, 2025, the Aggregator accrued Management Fees of $8.6 million and $19.3 million, respectively, of which $10.7 million was waived by the Investment Manager for the nine months ended September 30, 2025. No Management Fee was waived for the three months ended September 30, 2025. The Aggregator had no gross Management Fee during the three and nine months ended September 30, 2024. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

From time to time, the Investment Manager may outsource certain administrative duties provided to BXINFRA with respect to the Administration Fee to third parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee such that the Administration Fee should not exceed, in the aggregate,
0.10
% of the Aggregator’s Transactional NAV.
For the three and nine months ended September 30, 2025, the Aggregator accrued Administration Fees of $0.7 million and $1.5 million, respectively. The Aggregator had no accrued Administration Fees during the three and nine months ended September 30, 2024.
Investments in Affiliated Investee Funds
As of September 30, 2025, the Aggregator had Investments in Affiliated Investee Funds of $854.6 million. The Aggregator had not commenced operations as of December 31, 2024. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
The Investment Manager has voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expense, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
For the nine months ended September 30, 2025, the Aggregator accrued Expense Support of $0.7 million, that will be paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three months ended September 30, 2025.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated entities within BXINFRA.
BXINFRA L
ux
BXINFRA may invest alongside BXINFRA Lux, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.
Related Party Transactions
BXINFRA may from time to time enter into transactions with certain affiliates.
During the three months ended September 30, 2025, BXINFRA acquired Infrastructure Investments from the BXINFRA Warehouse pursuant to the Amended and Restated Warehousing Agreement for an aggregate amount of $
258.5
 million. During the nine months ended September 30, 2025, BXINFRA acquired Infrastructure Investments, Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to $
2.3

billion from the BXINFRA Warehouse pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Additionally, a portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three and nine months ended September 30, 2025, BXINFRA received a cash distribution from an affiliate for an aggregate amount of $14.8 million and $19.0 million, respectively. For the three and nine months ended September 30, 2025, BXINFRA funded capital commitments to such funds for an aggregate amount of $120.3 million and $578.2 million, respectively.
9. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees related to
Class S/S-TE/S-TE-ACC
and
Class D/D-TE/D-TE-ACC
Units, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of September 30, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $2.6 million of which $2.2 million relates to Organizational Expenses and was expensed as incurred and $0.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. For the three months ended September 30, 2025, organizational and offering expenses totaled $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2025, organizational and offering expenses totaled $2.2 million and $0.3 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Aggregator had no organizational and offering expenses.
As of September 30, 2025, the Aggregator had unfunded commitments to existing investments of $565.2 million and had additional conditional commitments of
 $644.0
million to new investments, which excludes investment commitments of the BXINFRA Warehouse as it is not certain whether BXINFRA will ultimately acquire any such investments. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2025.
10. Income Taxes
To the extent investments made by the Aggregator are engaged in a U.S. trade or business, the Aggregator will generally be subject to a U.S. federal corporate income tax of 21.0% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30.0% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Uncertain Tax Positions
As of September 30, 2025 and December 31, 2024, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. The Aggregator evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Aggregator’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities. As 2025 is the initial tax year, it will be subject to examinations upon filing its 2025 tax returns.
11. Financial Hig
hligh
ts
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class A Units were outstanding during the nine months ended September 30, 2024. No Class B Units have been issued by the Aggregator since inception.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Nine Months Ended
September 30, 2025 (a)
Class A Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.23
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	1.80

Net Increase in Net Assets	2.03
Distributions	(0.50)

Net Asset Value, End of Period	$26.53

Units Outstanding, End of Period	111,674,297
Total Return Based on Net Asset Value (b)	6.13%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	1.87%
Expenses and Management Fees Waivers (c)	-0.56%
Accrued Performance Participation Allocation	1.21%

Total Expenses	2.52%

Net Investment Income	0.71%

(a)	Amounts may not add due to rounding.
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
12. Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through November 13, 2025, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

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

In this report, we refer to Blackstone Infrastructure Strategies L.P. as “BXINFRA U.S.” The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refers to BXINFRA U.S., Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”), BXINFRA Aggregator (CYM) L.P., together with its consolidated subsidiaries, (the “Aggregator”) and any Parallel Funds, as the context requires. Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its parallel funds (“BXINFRA Lux”), together with BXINFRA are referred to as the “BXINFRA Fund Program.”

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

Overview

We were organized on July 16, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended.

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

Business Environment

As of November 13, 2025, BXINFRA’s operating companies have exhibited particular strength, with solid revenue growth in the third quarter. While the U.S. federal government shutdown effective October 1, 2025, has limited certain economic data for the third quarter of 2025, the resiliency of the U.S. economy and recent declines in interest rates have contributed to a lower cost of capital, as spreads have tightened. Corporate balance sheets remain healthy, and we are seeing robust economic activity, supported by stronger capital markets and improved investor sentiment. If sustained, this environment may contribute to further increases in transaction activity, including opportunities for continued capital deployment in new and follow-on investments in our operating companies.

Investment Portfolio

BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of energy, digital and transportation.

As of September 30, 2025, BXINFRA’s portfolio:

●	Provides exposure to over 25 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests.

●

Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $3.9 billion, exclusive of the investment commitments acquired by consolidated legal entities of Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement (the “BXINFRA Warehouse”). Out of the $3.9 billion, BXINFRA has invested or committed $3.0 billion to Infrastructure Equity investments, $418.0 million to Infrastructure Secondaries and $529.3 million to Infrastructure Credit. On an invested basis, 29.2% of BXINFRA’s Infrastructure Investment portfolio consists of fund interests in Blackstone’s infrastructure funds and a diversified secondaries portfolio. BXINFRA holds $303.8 million of Debt Investments – Liquids at cost.

As of September 30, 2025, the BXINFRA Warehouse had $892.3 million of commitments. The BXINFRA Fund Program’s obligation to acquire any of the investments of the BXINFRA Warehouse is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to acquire such assets as determined by the Investment Manager. As of September 30, 2025, the Investment Manager had not determined the allocations of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.

Subsequent to the quarter ended September 30, 2025, the Aggregator and the BXINFRA Warehouse committed $350.0 million and $50.0 million, respectively, to an Infrastructure Investment within the transportation infrastructure sector.

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

Net Change in Unrealized Gain (Loss) on Investment in the Aggregator

BXINFRA U.S. generates income primarily from its investment in the Aggregator. BXINFRA U.S. has an interest of 92.3% in the Aggregator as of September 30, 2025, an increase of 1.2% compared to an interest of 91.1% as of June 30, 2025. The increase in BXINFRA U.S. interest is driven by relative subscriptions between BXINFRA U.S. and the Parallel Fund. For the three and nine months ended September 30, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $91.8 million and $163.1 million, respectively, which resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investments in the Aggregator of $63.8 million and $109.3 million, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and nine months ended September 30, 2025. Key drivers of the results of operations of the Aggregator are discussed below.

Aggregator Income and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies

The Aggregator generates income from investments in Infrastructure Investments, including dividends, and distributions on our Direct Investments, Secondary Investments and Primary Commitments. We also generate income in the form of interest income from our investments in Debt and Other Securities.

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

For the three months ended September 30, 2025, the Aggregator recorded $94.9 million of Net Change in Unrealized Gain (Loss) on Investments, primarily driven by unrealized appreciation on investments in the transportation infrastructure sector, $17.4 million of Interest Income, primarily driven by interest earned on liquid debt investments and $15.1 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, driven by fluctuations in foreign exchange rates on foreign currency derivative contracts, partially offset by $(13.1) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies.

For the nine months ended September 30, 2025, the Aggregator recorded $159.1 million of Net Change in Unrealized Gain (Loss) on Investments, primarily driven by unrealized appreciation on investments in the transportation infrastructure sector, $41.6 million of Interest Income, primarily driven by interest earned on liquid debt investments, and $24.9 million of Dividend Income earned on Equity Investments, partially offset by $(18.8) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies.

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

For the three months ended September 30, 2025, the Aggregator incurred $30.4 million in gross Total Expenses, composed primarily of Performance Participation Allocation of $13.4 million, primarily driven by unrealized appreciation of investments, Management Fees of $8.6 million and Professional Fees of $5.6 million. For the three months ended September 30, 2025, no Management Fee was waived.

For the nine months ended September 30, 2025, the Aggregator incurred $62.5 million in gross Total Expenses, composed primarily of Performance Participation Allocation of $24.5 million, primarily driven by unrealized appreciation of investments, gross Management Fees of $19.3 million (of which $10.7 million was waived by the Investment Manager, as it agreed to waive the Management Fees for the first six months following the date BXINFRA U.S. first accepted third-party investors and commenced investment operations) and Professional Fees of $11.6 million, offset by expense support provided by the Investment Manager of $0.7 million. For the nine months ended September 30, 2025, the Aggregator incurred $51.1 million in Net Expenses which represents total gross expenses less expense support and amounts waived.

BXINFRA U.S. Expenses

For the three months ended September 30, 2025, BXINFRA U.S. incurred gross Total Expenses of $4.2 million, composed primarily of Warehousing Fees of $3.7 million. Gross Total Expenses were offset by Warehousing Fees Waived of $3.7 million, which resulted in Net Expenses of $0.5 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2025, BXINFRA U.S. incurred gross Total Expenses of $10.1 million, composed primarily of Warehousing Fees of $9.1 million. Gross Total Expenses were offset by Warehousing Fees Waived of $9.1 million, which resulted in Net Expenses of $1.0 million for the nine months ended September 30, 2025.

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

As of September 30, 2025, debt financing available to BXINFRA U.S. and the Aggregator consisted of a senior secured revolving credit facility, an unsecured, uncommitted line of credit agreement, and an asset-backed repurchase agreement. As of September 30, 2025, the Aggregator had a principal amount of $183.0 million outstanding under the senior secured revolving credit facility and BXINFRA U.S. had no borrowings or amounts outstanding under its line of credit agreement. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.

As described below, as of September 30, 2025, BXINFRA U.S.’s and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facility and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.

The Aggregator

As of September 30, 2025, the Aggregator had $62.7 million in Cash and Cash Equivalents which, in combination with $117.0 million of unused capacity under the Aggregator’s credit facility, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of September 30, 2025, the Aggregator held $302.7 million of liquid debt investments, which could provide additional liquidity, if necessary. As of September 30, 2025, the Aggregator had conditional commitments of $644.0 million to new investments. This excludes commitments of the BXINFRA Warehouse as it is not certain whether the Aggregator will ultimately acquire any such investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. Conditional commitments of the Aggregator are generally expected to close within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of September 30, 2025, the Aggregator had unfunded commitments of $565.2 million to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations.

BXINFRA U.S.

As of September 30, 2025, BXINFRA U.S. had $0.2 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s line of credit agreement which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term.

Transactional Net Asset Value

BXINFRA U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by BXINFRA U.S. The Sponsor also evaluates changes to Transactional NAV to monitor fund performance. Transactional NAV is based on the month-end values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with its valuation policy that has been approved by the Board of Directors. Organizational and offering expenses advanced on BXINFRA U.S.’s behalf by the Investment Manager are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2026, and unitholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. BXINFRA U.S. believe that presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXINFRA and it enables investors to evaluate the change in value of their investment.

September 30, 2025
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$2,737,380
Cash and Cash Equivalents	211
Other Assets	20,617
Accrued Unitholder Servicing Fees (b)	(1,299)
Other Liabilities	(21,474)

Transactional Net Asset Value	$2,735,435

(a)

For BXINFRA U.S.’s Transactional NAV, Investment in Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in the Aggregator excludes certain contingent tax liabilities which the General Partner reasonably expects will not be recognized upon divestment of the underlying investment. There was no Management Fee accrual through June 30, 2025 as the Investment Manager waived Management Fees for the first six months following commencement of operations.

(b)

Accrued unitholder servicing fees only apply to Class S and Class D Units. For purposes of BXINFRA U.S.’s Transactional NAV, the fees are recognized as a reduction of BXINFRA U.S.’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each class of BXINFRA U.S. was as follows:

	September 30, 2025
	Transactional NAV	Number of
	per Unit	Units
Class S	$26.38	35,465,856
Class D	$26.49	3,404,568
Class I	$26.55	64,395,784

		103,266,208

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value.

September 30, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$2,675,843
Adjustments
Organizational and Offering Expenses (a)	2,244
Servicing Fee (b)	57,348

Transactional Net Asset Value	$2,735,435

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

BXINFRA U.S. accrues the cost of the servicing fees for the estimated life of its Units, as applicable, as a distribution cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of September 30, 2025 were $58.6 million.

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

Fair Value Risk

BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by BXINFRA. Based on the fair value of the equity investments and debt investments as of September 30, 2025, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Increase in Net Assets Resulting from Operations of the Aggregator of $296.8 million and a decline in Net Increase in Net Assets Resulting from Operations of BXINFRA U.S. of $273.9 million. The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.

Exchange Rate Risk

BXINFRA holds certain investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. BXINFRA may manage exposure to investments in equity or debt in foreign currencies by hedging such risks. As of September 30, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2025, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Increase in Net Assets Resulting from Operations of the Aggregator of $11.1 million and a decline in Net Increase in Net Assets Resulting from Operations of BXINFRA U.S. of $10.2 million.

Interest Rate Risk

BXINFRA has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio may include open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXINFRA may utilize a wide variety of derivative instruments to manage such risks. As of September 30, 2025, BXINFRA has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.

BXINFRA also has credit facilities that when drawn upon, are subject to floating interest rates that are exposed to interest rate risks. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $7.1 million, offset by the annual Interest Expense of the Aggregator increasing by $2.5 million and BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations would increase by $4.8 million.

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
All sales of unregistered securities during the three months ended September 30, 2025 were previously disclosed.
Unit Redemptions
There were no redemptions of Units during the three months ended September 30, 2025.
For additional information on our unit redemption plan, including a breakdown by class, see Note 5. “Net Assets” — “Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Amended and Restated Warehousing Agreement, dated August 22, 2025, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Infrastructure Advisors L.L.C., Blackstone Infrastructure Strategies L.P. and Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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

Date: November 13, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Gregory Blank
Name:	Gregory Blank
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025

Blackstone Infrastructure Strategies L.P.

/s/ Christopher Striano
Name:	Christopher Striano
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)