Form 10-K
period 2025-12-31
Blackstone Infrastructure Strategies L.P.
filed 2026-03-06
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Class I Limited Partnership Units
Class S Limited Partnership Units
Class D Limited Partnership Units
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
☒
 No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
of the Act). Yes
☐
 No
☒
There is currently no established public market for the registrant’s limited partnership units.
As of February 28, 2026, the registrant had the following limited partnership units outstanding: 93,995,980 units of Class I, 45,757,896 units of Class S and 4,809,688 units of Class D.
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
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone, and are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
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

•
We do not intend to list our Units on any securities exchange, and we do not expect a secondary market in our Units to develop. In addition, there are limits on the ownership and transferability of our Units. For example, we may restrict transfers that would violate the Securities Act of 1933, as amended (the “Securities Act”), any state securities laws or other applicable laws, cause us to lose our status as a partnership under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or become required to register under Investment Company Act of 1940, as amended (the “1940 Act”). As such, we can be described as illiquid in nature.

•
BXINFRA U.S. has implemented a Unit Redemption Plan (as defined below). Unitholders of the Feeder, as indirect unitholders of BXINFRA U.S., will have the right to participate in the Unit Redemption Plan on the same terms as the direct unitholders of BXINFRA U.S., however, there is no guarantee that we will be able to make such redemptions. Furthermore, if we do make such redemptions, only a limited number of Units will be eligible for redemption and redemptions will be subject to available liquidity and other significant restrictions. This means that an investment in our Units will be more illiquid than other investment products or portfolios. In addition and subject to limited exceptions, any redemption request of Units that have been outstanding for less than two years will be subject to an Early Redemption Deduction (as defined below).

•	An investment in our Units is not suitable for you if you need ready access to the money you invest.
•
None of our Units have voting power. Unitholders are not entitled to nominate or vote in the election of BXINFRA’s directors. Further, unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit unitholder proposals under Rule
14a-8
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors (as defined below).

•
The BXINFRA U.S. Partnership Agreement (as defined below) designates courts in the State of Delaware or, to the extent subject matter jurisdiction exists, the United States District Court for the District of Delaware as the exclusive forum for actions or proceedings related to the BXINFRA U.S. Partnership Agreement or federal securities laws and the rules and regulations thereunder, which could limit our unitholders’ ability to obtain a favorable judicial forum.

•
The purchase and redemption price for our Units are based on our Transactional NAV (as defined below) and are not based on any public trading market. While there will be independent valuations of our Infrastructure Investments (as defined below) from time to time, the valuation of Infrastructure Investments is inherently subjective and our Transactional NAV may not accurately reflect the actual price at which our investments could be liquidated on any given day.

•
The acquisition of investments may be financed in substantial part by borrowing, which increases our exposure to loss at the investment level. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.

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

•
We are dependent on the Sponsor to conduct our operations, as well as the persons and firms the Sponsor retains to provide services on our behalf. The Sponsor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blackstone Accounts, the allocation of time of its investment professionals and the substantial fees that we pay to the Sponsor.

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

In this report, except where the context suggests otherwise:
The term “Aggregator” refers to BXINFRA Aggregator (CYM) L.P. (including any successor vehicle or vehicles used to aggregate the holdings of BXINFRA (as defined below)), a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and through which BXINFRA invests all or substantially all of its assets.
The term “Blackstone” refers collectively to Blackstone Inc. and its subsidiaries and affiliated entities.
The term “BXINFRA U.S.” refers to Blackstone Infrastructure Strategies L.P.
The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refer to BXINFRA U.S., the Feeder (as defined below), the Aggregator and any Parallel Funds (as defined below), as the context requires.
The term “BXINFRA Lux” means Blackstone Private Markets Solutions
SCA-SICAV
– Blackstone Infrastructure Strategies ELTIF, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom (“UK”), Switzerland, certain Asian jurisdictions or certain other jurisdictions, together with BXINFRA Aggregator SCSp, a Luxemburg special limited partnership and its parallel funds as may exist from time to time.
BXINFRA and BXINFRA Lux are together referred to as the “BXINFRA Fund Program.”
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary.
The term “Feeder Fund” refers to a limited partner of BXINFRA U.S. that is formed by, or at the direction of, the General Partner or its Affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXINFRA U.S.
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

The term “Investment Manager” refers to Blackstone Infrastructure Advisors L.L.C., our investment manager.
The term “Other Blackstone Accounts” refers to investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicles formed in connection with any investments made thereby and any vehicles formed in connection with Blackstone’s side-by-side
or additional general partner investments relating thereto, including BXINFRA Lux.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding BXINFRA Lux (as determined in the Investment Manager’s discretion). One or more such Parallel Funds invest in the Aggregator alongside BXINFRA U.S.
The term “Portfolio Entity” refers to any individual, partnership, corporation, limited liability company, unincorporated organization or association, trust (including the trustees thereof, in their capacity as such) or other entity, in which Investments are made by BXINFRA U.S.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.
The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S.’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXINFRA U.S.’s board of directors (“Board of Directors” or “Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Units” refers to limited partnership units of BXINFRA U.S. There are five classes, or series of classes, of Units outstanding at BXINFRA U.S.:
Class I-Series
I
(“Class I-Series
I Units” and also referred to as “Class I Units”),
Class I-Series
II
(“Class I-Series
II Units”),
Class I-Series
III
(“Class I-Series
III Units”), Class S (“Class S” or the “Class S Units”) and Class D (“Class D” or the “Class D Units”).
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated
affiliate of BXINFRA U.S. As such, we believe it is important to present information for each of BXINFRA U.S. and the Aggregator in this report. The financial statements of each entity are presented in “Part II. Item 8. Financial Statements and Supplementary Data.” See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXINFRA or any Other Blackstone Accounts.

Part I.
Item 1. Business
Overview
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”), a Delaware limited partnership, was formed on July 16, 2024 and is designed to offer eligible individuals and other investors access to Blackstone’s infrastructure platform (the “Infrastructure Platform”). BXINFRA U.S. is a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. Our general partner, Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, (the “General Partner”), and our investment manager, Blackstone Infrastructure Advisors L.L.C., a Delaware limited liability company (the “Investment Manager”), are affiliates of Blackstone.
We are conducting a continuous private offering of our Units in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder). BXINFRA is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions, which we believe enables investors to better manage exposure to the private markets asset classes, such as infrastructure.
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
On January 2, 2025, BXINFRA U.S. held its first closing and sold unregistered Units as part of its continuous private offering. BXINFRA U.S. continues to hold monthly closings as part of its continuous private offering.
Blackstone and Blackstone Infrastructure Platform Overview
Blackstone is the world’s largest alternative asset manager, with total assets under management of more than $1.3 trillion as of December 31, 2025 and over 5,000 employees at our headquarters in New York and around the world. Blackstone seeks to utilize its global expertise and presence to create positive economic impact and long-term value for its investors, the companies it invests in and the communities in which it works. Blackstone does this by utilizing extraordinary people and flexible capital to help companies solve problems. Blackstone’s asset management businesses include investment vehicles focused on private equity, real estate, infrastructure, life sciences, growth equity, credit, hybrid capital solutions, real assets and secondary funds, all on a global basis.
Blackstone’s Infrastructure Platform operates around the globe with a broad spectrum of investing capabilities across infrastructure strategies representing $152.1 billion of assets under management as of December 31, 2025.
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
BXINFRA primarily makes infrastructure investments within the Core+ or Core space, leveraging the talent and investment capabilities of Blackstone’s Infrastructure Platform, however, we may invest in any type of infrastructure investments. We consider “Core+” investments to include assets that have relatively moderate revenue and demand risk and/or require growth or new development (i.e., greenfield) or redevelopment (i.e., brownfield) expansion capital. Depending on the sector, Core+ assets will operate under short-term or long-term contracts. “Core” investments include mature, stable assets and cash flows in well-located markets that require little or no development. Often, Core assets are supported by long-term contractual arrangements or favorable regulatory frameworks.
To date, Blackstone’s Infrastructure Platform has pursued investments globally.
In managing our Infrastructure Investments, Blackstone intends to remain a disciplined, value-oriented investor engaged in building portfolio companies by supporting management teams and business plans, improving operations, providing access to the Blackstone ecosystem, and evaluating and participating in follow-on
investments to support growth.
To a lesser extent, we also invest in liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”) across asset classes (not limited to infrastructure). Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
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
BXINFRA accesses Infrastructure Investments in a variety of ways, including through direct investments in companies and other operating assets (“Direct Investments”); secondary market purchases of existing investments in established investment funds, fund continuation vehicles and other structured solutions managed by Blackstone affiliates or third-party managers (“Secondary Investments”); and capital commitments to commingled investment funds managed by Blackstone affiliates or third-party managers (“Primary Commitments,” together with Secondary Investments, “Investments in Investee Funds”).

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
BXINFRA Fund Program
BXINFRA U.S., the Feeder, the Aggregator and any Parallel Funds together form BXINFRA, an infrastructure investment program. BXINFRA invests alongside BXINFRA Lux and, together, form the “BXINFRA Fund Program.” While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.
The Investment Manager and the General Partner
BXINFRA U.S. entered into an amended and restated investment management agreement (as may be further amended and restated from time to time, the “Investment Management Agreement”) with Blackstone Infrastructure Advisors L.L.C. (previously defined as the “Investment Manager”) and also entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXINFRA U.S. Partnership Agreement”) with Blackstone Infrastructure Strategies Associates L.P. (previously defined as the “General Partner” and, together with the Investment Manager, the “Sponsor”), pursuant to which the Sponsor will manage BXINFRA on a day-to-day
basis.
Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s Board of Directors (as defined below) and in accordance with the BXINFRA U.S. Partnership Agreement. See “—The Board of Directors” below for further information.
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

The
Sub-Investment
Managers
The Investment Manager has delegated the portfolio management function for a portion of BXINFRA’s Investments to one or more investment managers within Blackstone Credit & Insurance, the credit, asset-based finance and insurance asset management business unit of Blackstone, and the Investment Manager may, from time to time, further delegate such authority in a similar manner to other investment managers within Blackstone (the
“Sub-Investment
Managers,” each being a
“Sub-Investment
Manager,” and together with the Investment Manager, the “BX Managers”). The Investment Manager has the ability to determine the portion of BXINFRA’s Investments that is managed by each
Sub-Investment
Manager, but is not expected to have investment-level discretion for the portion managed by each
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
Sub-Investment
Manager from time to time.
The Board of Directors
Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the BXINFRA U.S.’s Board of Directors (the “Board of Directors” or “Board”). The Board is responsible for overseeing our periodic reports under the Exchange Act, certain situations involving conflicts of interest related to the Sponsor in accordance with the provisions of the BXINFRA U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Unit Redemption Plan, and any material modification to (1) the valuation policy adopted for BXINFRA (the “Valuation Policy”), (2) the Unit Redemption Plan and (3) the fair valuation of any Investments that the General Partner has determined to value outside of the applicable range provided by BXINFRA’s independent valuation advisor.
As of March 6, 2026, eight members comprised the Board, five of whom are independent of BXINFRA and the Sponsor (each, an “Independent Director”). The status of an Independent Director under the BXINFRA U.S. Partnership Agreement is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner. The General Partner may appoint additional directors to the Board from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. The General Partner also has the right to change or replace any Independent Director for cause (as defined in the BXINFRA U.S. Partnership Agreement) and any director other than an Independent Director with or without cause. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Biographical Information” for further information regarding the members of the Board.
The Board has established an audit committee (the “Audit Committee”), which is composed solely of the Independent Directors. The Audit Committee is responsible for selecting the auditor and approving the relevant financial statements, among other matters.

Compensation of the Sponsor
Management Fee
In consideration for its investment management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) payable by BXINFRA directly or indirectly through an Intermediate Entity equal to, in the aggregate, 1.25% of the Aggregator’s Transactional NAV per annum payable monthly. Effective March 6, 2026, the Investment Manager is entitled to a Management Fee equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to
Class I-Series
I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to
Class I-Series
II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to
Class I-Series
III Units, in each case, per annum. The Management Fee is accrued monthly and payable quarterly, before giving effect to any accruals for the Management Fee, the servicing fee, the Administration Fee (as defined below), the Performance Participation Allocation (as defined below), pending Aggregator Unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXINFRA indirectly invests in an Investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such Intermediate Entity during the applicable month. Each of BXINFRA U.S., the Feeder and/or any Parallel Fund is obligated to pay (without duplication) its proportional share of the Management Fee based on its proportional interest in the Aggregator.
The Investment Manager may elect to receive the Management Fee in cash, Units and/or shares, interests or units (as applicable) of Intermediate Entities. If the Management Fee is paid in Units, such Units may be redeemed at the Investment Manager’s request and will be subject to the volume limitations of the Unit Redemption Plan but not the Early Redemption Deduction. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.
Performance Participation Allocation
The General Partner is allocated a performance participation (the “Performance Participation Allocation”) by BXINFRA U.S. equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100%
catch-up.
Such allocation will be measured on a calendar year basis, be paid quarterly and accrue monthly (subject to
pro-rating
for partial periods) and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such Intermediate Entity during the applicable month. For the first calendar year of BXINFRA’s operations the allocation is paid at the end of such first calendar year and thereafter the allocation will be paid quarterly. Each of BXINFRA U.S., the Feeder and/or any Parallel Fund will bear (without duplication) its proportional share of the Performance Participation Allocation based on its proportional interest in each respective Series of the Aggregator. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by the Fund, but such expenses will not be duplicated at the Feeder level. The General Partner may elect to receive the Performance Participation Allocation in cash, Units and/or shares, interests or units (as applicable) of Intermediate Entities. If the Performance Participation Allocation is paid in Units, such Units may be redeemed at the General Partner’s request and will be subject to certain limitations.
Administration Fee
In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA directly or indirectly through an Intermediate Entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum. The Administration Fee will be accrued and payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee, and the Performance Participation Allocation, pending Aggregator Unit redemptions, any distributions and without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which BXINFRA indirectly invests in an Investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such Intermediate Entity during the applicable month. Each of BXINFRA U.S., the Feeder and/or any Parallel Fund is obligated to pay (without duplication) its direct or indirect proportional share of the Administration Fee based on its proportional interest in the Aggregator. The Administration Fee is separate from and additional to the Management Fee and any fund expenses (including administrative expenses incurred in connection with Investments and Portfolio Entities).

From time to time, the Investment Manager may outsource certain administrative duties provided with respect to the Administration Fee to third-parties. The fees, costs and expenses of any such third-party service providers will be payable by the Investment Manager out of its Administration Fee.
For further information regarding the
reimbursement of the costs and expenses incurred by the Sponsor, as applicable, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — BXINFRA U.S. Expenses.”
Investment Process Overview
BXINFRA benefits from an investment committee that is composed of some of the most senior and experienced investment professionals at Blackstone, including Stephen A. Schwarzman (Chairman, CEO &
Co-Founder
of Blackstone), Jonathan Gray (President and COO of Blackstone), Lionel Assant (Global
Co-CIO
of Blackstone and the European Head of Private Equity), Gregory Blank (CEO of BXINFRA and member of the Board of Directors of BXINFRA), Sean Klimczak (Global Head of Infrastructure and Chairperson of the Board of Directors of BXINFRA), Vikrant Sawhney (CAO of Blackstone and Global Head of Institutional Client Solutions) and Joan Solotar (Global Head of Private Wealth and a member of the Board of Directors of BXINFRA) (the “BXINFRA Investment Committee”).
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
Leverage
BXINFRA expects to utilize leverage, incur indebtedness and provide other credit support for any purpose, including to fund all or a portion of the capital necessary for an Investment and leverage may be used more heavily by certain investment strategies, such as Debt and Other Securities. BXINFRA will not incur indebtedness, directly or indirectly, that would cause the Leverage Ratio (as defined below) to be in excess of 30% (the “Leverage Limit”); provided, that no remedial action will be required if the Leverage Limit is exceeded for any reason other than the incurrence of an increase in indebtedness (including the exercise of rights attached to an investment). Any indebtedness incurred at the investment level will be excluded in the calculation of the Leverage Limit. Additionally, BXINFRA may incur additional indebtedness for borrowed money that causes the Leverage Ratio to exceed 30% to the extent (a) the General Partner expects at the time of each such incurrence that the Leverage Ratio shall be reduced to less than or equal to 30% within nine months from the date the Leverage Ratio initially exceeded 30% and (b) a majority of the Independent Directors approve such additional indebtedness as being in the best interests of BXINFRA.

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
Term
BXINFRA has been established, and is expected to continue, for an indefinite period of time. As part of BXINFRA’s indefinite term structure, investors may request the redemption of their Units on a quarterly basis (as further discussed below). See “—Unit Redemption Plan” below for more information regarding redemptions.
Distribution Reinvestment Plan
BXINFRA intends to declare regular quarterly distributions as authorized by the General Partner. BXINFRA has adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each unitholder that has not “opted out” of the distribution reinvestment plan will have their distributions automatically reinvested in additional Units rather than receive cash distributions. If a unitholder elects to opt out of the distribution reinvestment plan, they will receive any distributions declared in cash.
There will be no subscription fees charged to a unitholder that participates in the distribution reinvestment plan for Units received pursuant to the distribution reinvestment plan. The purchase price for Units purchased under the distribution reinvestment plan will be equal to the most recent available NAV per share for such Units at the time the distribution is payable.
Unit Redemption Plan
In accordance with the BXINFRA U.S. Partnership Agreement, BXINFRA U.S. expects to periodically redeem up to 3% of its Units outstanding (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems Units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors.

In accordance with the Feeder’s limited partnership agreement, unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXINFRA U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis
after BXINFRA U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXINFRA U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXINFRA U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXINFRA U.S. that would outweigh the benefit of the redemptions.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Sponsor or its affiliates pursuant to the terms of the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement.
Reporting Obligations
We make available on our website, www.bxinfra.com, our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and our current reports on Form
8-K.
The SEC also maintains a website (www.sec.gov) that contains such information. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this report. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is, and will be, routinely accessible through and posted on our website.
Item 1A. Risk Factors
Risk Factors
The following considerations are not a complete summary or explanation of the various risks involved in an investment in BXINFRA, and the interplay of risks can have additional effects not described below. Most of the following risk factors apply both to BXINFRA and to any relevant Other Blackstone Accounts in which BXINFRA has invested (directly or indirectly). Therefore, potential unitholders should assume references to BXINFRA herein include references to Other Blackstone Accounts as well, to the extent BXINFRA is invested in such Other Blackstone Accounts, unless the context indicates otherwise.

Capitalized terms used but not defined in this “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this report. The term “Sponsor” as used in this “Item 1A. Risk Factors” is used to generally describe, as the context or applicable law requires, individually and collectively, the General Partner and the BX Managers and all references herein to the Sponsor or to any rights, powers, responsibilities, or activities of the Sponsor are qualified in all respects by the terms contained elsewhere in this report, the BXINFRA U.S. Partnership Agreement and the Investment Management Agreement, all of which should be carefully reviewed for, among other things, a more detailed description of the relative rights, powers, responsibilities and activities of each of the General Partner and the BX Managers.
Market Conditions
Highly Competitive Market for Investment Opportunities; Operators and Other Investors
.
Identifying, closing and realizing attractive infrastructure investments that fall within our investment mandate is highly competitive and involves a high degree of uncertainty. In addition, developing and maintaining relationships with joint venture or operating partners or management teams, on which some of our strategy depends, is highly competitive. A failure by the Sponsor to identify attractive investment opportunities, develop new relationships and maintain existing relationships with joint venture or operating partners and other industry participants would adversely impact us. The Sponsor competes for investment opportunities and potential joint venture and operating partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), hedge funds, sovereign wealth funds and other institutional investors. New competitors, including those formed for the purpose of investing (or that may otherwise invest) in the “Core” or “Core+” infrastructure space, consistently enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. In addition, certain Other Blackstone Accounts that have investment objectives that are adjacent to or overlap with those of the BXINFRA Fund Program (whether now in existence or subsequently established) may share and/or receive priority with respect to certain investment opportunities falling within the primary focus of such Other Blackstone Accounts or otherwise receive allocations of investments otherwise appropriate for the BXINFRA Fund Program (including, for example, Other Blackstone Accounts established to primarily pursue investments relating to specific geographic regions, sectors and/or asset classes). The BXINFRA Fund Program has no priority with respect to such investment opportunities and any conflicts that arise regarding allocation of investments may not be resolved in favor of the BXINFRA Fund Program. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. It is possible that competition for appropriate investment opportunities may increase, which may also require the BXINFRA Fund Program to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to the BXINFRA Fund Program and potentially adversely affecting the terms, including price, upon which investments can be made. The BXINFRA Fund Program intends to be selective in its approach to targeting investments, and there is no guarantee that investments meeting the BXINFRA Fund Program’s investment criteria will be available or that all of the BXINFRA Fund Program’s Investments will meet such criteria.
General Economic and Market Conditions
.
The infrastructure industry generally, and our investment activities in particular, are affected by general economic and market conditions, as well as a number of other economic factors that are likewise outside of the Sponsor’s control, such as interest rates, availability and spreads of credit, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations (including laws and rates relating to the taxation of Investments), trade barriers, general economic and market conditions and activity (such as consumer spending patterns), technological developments and national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts or security operations) and foreign ownership restrictions. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. General fluctuations in the market prices of securities and interest rates or worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of our Investments, which could impair our profitability, result in losses and impact the unitholders’ investment returns and limit our ability to satisfy redemption requests. The Sponsor’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Sponsor’s business and operations and thereby could impact us.

Volatility in the global financial markets and political systems of certain countries may have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. A depression, recession, slowdown and/or sustained slowdown in the global economy or one or more regional infrastructure markets (or any particular segment thereof), a weakening of credit markets (including a perceived increase in counterparty default risk) or an adverse development in prevailing market trends would have a pronounced impact on us, the Sponsor, and Portfolio Entities (which would likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure), impede the ability of Portfolio Entities to perform under or refinance their existing obligations and could adversely affect their profitability, creditworthiness and ability to effectively consummate and exit Investments successfully and on favorable terms, execute on their business plans, satisfy existing obligations and redemptions, and may have an adverse impact on the availability of credit to businesses generally, including impairing our ability to make and realize Investments successfully and originate or refinance credit or draw on existing financings and commitments, which in turn may have an adverse impact on our business and operations. Material uncertainty exists in the global banking markets (particularly as a result of the 2023 failures of Silicon Valley Bank, Signature Bank, First Republic Bank and Credit Suisse Group AG) and there can be no assurance that other banks (including banks with which we, our Portfolio Entities or Blackstone have business relationships) will not suffer adverse effects. See also “—Certain Developments in the Banking Sector” herein. Any of the foregoing events could result in substantial or total losses to us in respect of certain Investments, which losses will likely be exacerbated by the presence of leverage in a particular Portfolio Entity’s capital structure. Blackstone itself could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry in particular or of the U.S., European and/or global economies generally. See also “—United Kingdom Relations with the European Union” herein.
Financial Market Fluctuations; Availability of Financing
.
Declines or volatility in financial markets, including the securities and derivatives markets, would adversely affect the value of our Investments. A significant market fluctuation often decreases tolerance for counterparty risks, which can negatively impact financial institutions, even causing their failure as occurred in the most recent global economic downturn. We and our Portfolio Entities are expected to regularly seek to obtain new debt and refinance existing debt, including in the liquid debt markets, and significant declines in pricing of debt securities or increases in interest rates, or other disruptions in the credit markets, would make it difficult to carry on normal financing activities, such as obtaining committed debt financing for acquisitions, bridge financings or permanent financings. Tightening of loan underwriting standards, which often occurs during market disruptions, can have a negative impact including through reduction of permitted leverage levels and increased requirements for borrower quality. Our ability to generate attractive investment returns will be adversely affected by any worsening of financing terms and availability.
Inflation
.
The economic outlook for 2026 remains uncertain. Gradual decreases in interest rates in 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target levels and interest rates remain elevated. Other developed economies are similarly experiencing higher-than-normal inflation rates. It remains uncertain whether the substantial inflation in the United States and other developed economies will be sustained over an extended period of time and how significantly it will impact the United States or other economies. Inflation and rapid fluctuations in inflation rates have in the past resulted in, and could in the future result in, negative effects on economies and financial markets, particularly in emerging economies. For example, if a Portfolio Entity is unable to increase its revenue in times of higher inflation, its profitability will likely be adversely affected, including, without limitation, as a result of increased operating costs. Portfolio Entities could have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Nevertheless, as inflation rises, even if a Portfolio Entity earns more revenue, it will typically also incur higher expenses. Furthermore, as inflation declines, it is possible that a Portfolio Entity will not be able to reduce expenses commensurate with any resulting reduction in revenue. Additionally, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on Investments.
In an attempt to stabilize inflation, certain countries have imposed and could continue to impose wage and price controls or otherwise intervene in the economy and certain central banks have raised and could continue to raise interest rates.
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
Banking Sector Developments.
Events involving limited liquidity, defaults,
non-performance
of contractual obligations or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or that affect the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and could in the future lead to market-wide liquidity problems. Notably, bank closures in the United States and Europe have caused uncertainty for financial services companies and fear of instability in the global financial system generally. UBS Group AG’s acquisition of Credit Suisse Group AG and JPMorgan Chase Bank’s assumption of all of First Republic Bank’s deposits and substantially all of its assets, and any similar future developments, can be expected to also have other implications for broader economic and monetary policy, including interest rate policy, and could impact the financial condition of banks and other financial institutions globally. In addition, certain financial institutions – in particular smaller and/or regional banks but also certain global, systemically important banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or will withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by governmental agencies to stabilize the banking sector and to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our Portfolio Entities) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, will be similarly impacted, and it is uncertain what steps (if any) financial regulators and central banks would take in such circumstances. As a consequence, for example, we and/or our Portfolio Entities could be delayed or prevented from accessing money, making any required payments under our/their own debt or other contractual obligations (including making payroll obligations) or pursuing key strategic initiatives, and unitholders could be impacted in their ability to receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, lenders, co-lenders,
syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn would result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on
support to Portfolio Entities. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or our Portfolio Entities closes or experiences distress, there can be no assurance that such financial institution will honor its obligations or that we or such Portfolio Entities will be able to secure replacement financing or capabilities at all or on similar terms and/or in a timely manner. See “—Certain Developments in the Banking Sector” below. Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our Portfolio Entities or our/their respective financial performance.

Certain Developments in the Banking Sector.
We will maintain funds with one or more banks or other depository institutions (“Banking Institutions”), which include U.S. and
non-U.S.
Banking Institutions, and we have entered into and will continue to enter into credit facilities or have other financial relationships with Banking Institutions. The distress, impairment or failure of one or more Banking Institutions with whom we, our Portfolio Entities, the General Partner and/or the Investment Manager transact could inhibit the ability of us or our Portfolio Entities to access depository accounts or lines of credit at all or in a timely manner. Also, there can be no assurance that such Banking Institutions will honor their obligations or that we and/or such Portfolio Entity will be able to secure replacement financing or capabilities at all or on similar terms. In such cases, it is possible that we would be forced to delay or forgo investments when it is not desirable to do so, resulting in lower performance for us. In the event of such a failure of a Banking Institution where we or one or more of our Portfolio Entities hold depository accounts (including accounts used for depositing principal and interest payments from borrowers on loans owned by us), access to such accounts could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection will generally not be available for balances in excess of amounts insured by the FDIC (and similar considerations could apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such instances, it is possible that we and our affected Portfolio Entities would not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the Banking Institution and participate pro-rata
with other unsecured creditors in the residual value of the Banking Institution’s assets. The loss of amounts maintained with a Banking Institution or the inability to access such amounts for a period of time, even if ultimately recovered, could be materially adverse to us or our Portfolio Entities. The Sponsor could also be similarly affected and unable to fund capital calls further delaying or deferring new investments. In addition, the General Partner will not always be able to identify all potential solvency or stress concerns with respect to a Banking Institution or to transfer assets from one bank to another in a timely manner in the event a Banking Institution comes under stress or fails.
Additionally, there can be no assurances that BXINFRA or its Portfolio Entities will establish banking relationships with multiple financial institutions and the Sponsor is under no obligation to maintain account balances at or below the relevant insured amounts. BXINFRA and its Portfolio Entities are expected to be subject to contractual obligations to maintain all or a portion of their respective assets (including deposits) with a particular Banking Institution (including, without limitation, in connection with a credit facility or other financing transaction).
Region Related Risks
Economic, Political and Social Risks
.
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

Regional Risk; Interdependence of Markets
.
Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which we invest is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone (as defined below) and global markets. A repeat of these circumstances or the occurrence of similar circumstances in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. See also “—United Kingdom Relations with the European Union” herein.
Epidemics / Pandemics.
Certain countries have been susceptible to epidemics, which can be designated as pandemics by world health authorities, most recently a novel and highly contagious form of coronavirus
(“COVID-19”).
The outbreak of such epidemics, together with any resulting restrictions on travel or quarantines imposed, has had and could continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore can be expected to adversely affect the performance of our Investments and our ability to achieve our investment objectives. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and performance of our Investments, Portfolio Entity operations, and our ability to achieve our investment objectives. See also “—Force Majeure Risk” herein.
Public Health Emergencies
.
From 2020 to 2022, in response to the
COVID-19
pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of
COVID-19
(including any new or variant outbreaks) or another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, labor shortages and disruption of supply chains, which could have a significant adverse impact on BXINFRA and its Portfolio Entities’ business, financial condition, results of operations, liquidity and prospective investments and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the
COVID-19
pandemic, our Portfolio Entities may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors and in certain geographies could be particularly negatively impacted, as was the case during the
COVID-19
pandemic. Our Portfolio Entities may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our Investments. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by us may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Such a contraction could cause investors to seek liquidity in the form of redemption of interests from us, adversely impacting our operations.
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

Natural Disasters
.
Certain regions in which we invest or conduct activities related to Investments are susceptible to natural disasters, such as earthquakes (particularly countries located within the “Ring of Fire,” the series of oceanic trenches, volcanic arcs and converging tectonic plates that account for approximately 90% of the world’s earthquakes), hurricanes, extreme winds, tornadoes, cyclones, coastal flooding, and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt our operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur with respect to any of our Investments, we could lose both invested capital and anticipated profits. See also “—Force Majeure Risk” herein.
Force Majeure Risk
.
We and our Portfolio Entities may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fires, floods, earthquakes, hurricanes, tornadoes, cyclones, extreme winds landslides, explosions, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, regional armed conflict terrorism, nationalization of industry and labor strikes). For example, many countries have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in the world in the past and are currently occurring (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu, respiratory syncytial virus, or RSV,
COVID-19
and other coronaviruses) and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country in which we target investments could have a material adverse effect on the economy in such country or globally and/or the business operations of Portfolio Entities in which we invest. Force majeure events could adversely affect our ability, a Portfolio Entity or a counterparty to perform its obligations, including but not limited to the construction of its in-process
development. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us or a Portfolio Entity. In addition, the cost to Investments or us of repairing or replacing damaged assets resulting from such force majeure event could be material. Certain force majeure events, such as war, earthquakes, fires or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy and international business activity generally, or in any of the countries in which we may invest specifically, thereby affecting us and the Sponsor. Additionally, a major governmental intervention into an industry in light of a force majeure event or otherwise, including the nationalization of an industry or the assertion of control over one or more Investments or its assets, could result in a loss to us including if our Investment is cancelled, unwound, or acquired (which could be without what the Sponsor considers to be adequate compensation) if an Investment or Portfolio Entity is affected, and any compensation provided by the relevant government may not be adequate. Any of the foregoing may therefore adversely affect our performance and our Investments. See also “—Natural Disasters” and “—Epidemics/Pandemics” herein.
Weather and Climate Change Risks
.
Certain regions in which we invest or conduct activities related to Investments are particularly sensitive to weather and climate conditions. In addition, climate change is widely considered to be a significant threat to the global economy. Blackstone, we and our Investments may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events, rising sea levels and increased volatility in seasonal temperatures, which can interfere with operations and increase operating costs. Moreover, damage resulting from extreme weather may not be fully insured. Additionally, the Paris Agreement and other initiatives by international, federal, state and local policymakers and regulatory authorities as well as private actors seeking to reduce or mitigate the effects of greenhouse gas (“GHG”) emissions may expose certain assets to so-called
“transition risks” in addition to physical risks, such as: (a) political and policy risks (e.g., changing regulatory incentives and legal requirements, including enhanced disclosure obligations with respect to GHG emissions, that could result in increased costs or changes in business operations); (b) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts); (c) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (d) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions or the adequacy of Blackstone’s response to climate change). The Sponsor cannot rule out the possibility that climate risks, including changes in weather and climate patterns, could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have a material adverse effect on an Investment or us.
Changes in U.S. Trade Policy and Other Government Policies
.
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods.
There is uncertainty as to the actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with China, and while we and the Sponsor intend to comply with applicable laws, rapid changes in laws and/or uncertain interpretation and implementation thereof, could affect our capacity to comply. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the current U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. New trade policy could also create a legal burden for and negatively impact us and our Investments, including by increasing costs and requiring us to exit certain Investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce value of our Investments and adversely affect the income of properties that rely on the business of importing of goods into, and the exporting of goods out of, the United States.
The current U.S. presidential administration has further signaled its intention to implement significant changes to the size of the federal government and to various other government policies. The potential downsizing of the federal government workforce and shutting down or defunding of certain government agencies (or offices thereof), including of federal agencies tasked with protecting investors, along with the changes in U.S. trade policy discussed above, could introduce market instability, reduce investor confidence, and weaken investor protection. For example, substantial reductions in government spending and personnel could negatively affect certain of our Portfolio Entities or infrastructure assets that rely on or benefit from government subsidies or contracts, destabilize the U.S. government contracting market, reduce the income of our assets, and impede the Sponsor’s and our ability to achieve expected returns. Moreover, the current U.S. presidential administration’s signaled changes to government policy with respect to tax, immigration, labor, infrastructure, energy, the environment, education, business regulations (including U.S. anti-corruption policies), international relations, and international economic development could create uncertainty and volatility for us and our Portfolio Entities. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect us, our Portfolio Entities or their respective financial performance.
Hong Kong National Security Law
.
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
The National Security Law has been condemned by the United States, the UK and several European Union (“EU”) countries. On July 14, 2020, the Hong Kong Autonomy Act was signed into law, which introduces sanctions on foreign persons who have “materially contributed” to the Chinese government’s recent actions in Hong Kong as well as on certain foreign financial institutions. Simultaneously, an executive order was issued declaring a national emergency with respect to the threat posed by the Chinese government’s actions in Hong Kong, formally suspending or eliminating any differential treatment of Hong Kong under U.S. law, including export control law, and authorizing sanctions on persons determined to be engaged in a broad array of anti-democratic or repressive activity. The United States has also imposed sanctions on senior Chinese officials and certain employees of Chinese technology companies that it believes have contributed to the Chinese government’s activities in Hong Kong, adding a number of new Chinese companies to the Department of Commerce’s Entity List. In mid-July
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
U.S. Outbound Investment Security Program.
The U.S. Department of the Treasury’s Outbound Investment Security Program, which became effective on January 2, 2025, provides for a targeted national security regulatory framework directed at regulating outbound investment from the United States into entities from the People’s Republic of China, Hong Kong, and Macau engaged in the semiconductors and microelectronics, quantum information technologies, and artificial intelligence sectors. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program imposes notification requirements and prohibitions for certain categories of transactions involving such entities. Although our primary strategy is to undertake investments in countries within North America, the Outbound Investment Security Program will result in legal obligations and reporting requirements relating to new investments in such entities and could negatively impact our operations or our ability to make and exit investments, including without limitation by (a) limiting the scope of our investment activities, and (b) limiting our ability to exit certain investments or the range of exit opportunities. Furthermore, given the program’s infancy and its evolving interpretation and implementation, it is unclear how it, and any related future regulations, will be interpreted, amended, and implemented by the U.S. government. Therefore, while the Sponsor has developed and implemented policies and procedures designed to ensure compliance with the Outbound Investment Security Program, we cannot fully anticipate its scope or guarantee compliance with the rules.
Terrorist Activities
.
The terrorist attacks on the United States on September 11, 2001, and subsequent attacks in Paris, London, Madrid and elsewhere, together with the military response by the United States, the UK, Australia and various other allied countries in Afghanistan, Iraq, Syria and elsewhere in addition to other terrorist attacks (including cyber sabotage or similar attacks) of unprecedented scope around the globe, have caused instability in the world financial markets and, in particular, have resulted in substantial and continuing economic volatility and social unrest in various regions of the world. Terrorist attacks (including cyber sabotage or similar attacks) in some countries in the intervening years have exacerbated this volatility, and further developments stemming from these events or other similar events could cause further volatility. Any additional significant military or other response by the United States or other countries and their allies or any further terrorist activities (including the October 7 Attacks (as defined below) and the subsequent military response by Israel) could materially and adversely affect international financial markets and local economies alike. Any terrorist attacks, including biological or chemical warfare or cyber sabotage or similar attacks, that occur at or near our Portfolio Entities that have a national or regional profile would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events similar to those described above and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. In the current environment, there is a risk that one or more of our assets will be directly or indirectly affected by terrorist attack, including biological or chemical warfare or cyber sabotage or similar attacks, and premier, high-profile assets in
24-hour
urban markets may be particularly attractive targets. Such an attack could have a variety of adverse consequences for us, including risks and costs related to the destruction of property, inability to use one or more assets for their intended uses for an extended period, decline in rents achievable or asset values, injury or loss of life and litigation related to the attack. Such risks may or may not be insurable at rates that the Sponsor deems sensible at all times. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all. Recourse to our service providers and other counterparties in the event of losses may be limited, and such losses may be borne by us. See also “—Availability of Insurance Against Certain Catastrophic Losses” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.
Geopolitical Conflicts and Risk
.
Geopolitical concerns and other global events outside of the control of the Sponsor or the Fund have contributed to, and may continue to contribute to, volatile global equity and debt markets. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine. As economies and financial markets worldwide vacillate between interconnectedness and a focus on protecting respective national interests, the likelihood increases that geopolitical conflicts in one country or region will adversely impact markets or issuers in other countries or regions, including in ways that are difficult to predict or foresee. The impacts of these conflicts or events can be exacerbated by failures of governments and societies to respond adequately to a geopolitical conflict and subsequent emerging events or threats. For example, local or regional armed conflicts have led to significant sanctions by the U.S., the UK and the EU, and other countries against certain countries and persons and companies connected with certain countries. Such armed conflicts and sanctions and other local or regional developments can exacerbate global supply and pricing issues, particularly those related to oil and gas, and result in other adverse developments and circumstances, as well as increased general uncertainty, for markets, economies, issuers, businesses, and societies both globally and in specific jurisdictions. Although these types of conflicts have occurred and could also occur in the future, it is difficult to predict when similar conflicts affecting the U.S. or global financial markets and economies will occur, the effects of such events or conditions, potential retaliations in response to sanctions or similar actions, and the duration or ultimate impact of those conflicts. Any such conflicts, including those identified below, could have a significant adverse impact on the operations, risk profile, and value of the Fund and our Portfolio Entities, with or without direct exposure to the specific geographies, markets, countries or persons involved in an armed conflict or subject to sanctions.
Russian Invasion of Ukraine/Sanctions
.
On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date of this report, the countries remain in active armed conflict. Since the invasion, the U.S., the UK, the EU, and several other nations have from time to time announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, oligarchs and other individuals in Russia and Belarus.

Israel-Hamas Conflicts
.
On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the UK, the EU, Australia and other nations), committed a terrorist attack within Israel (the “October 7 Attacks”). Israel responded by initiating a full-scale invasion of Gaza and, as of the date of this report, there has not been a permanent cessation of the armed conflict between Israel and Hamas. The armed conflict has expanded and more actively involves the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, and any further expansion of the conflict could exacerbate the risks described above. In response to the October 7 Attacks, the United States has announced sanctions and other measures against Hamas-related persons and organizations, and the United States (and other countries) can be expected to announce further sanctions related to the ongoing conflict in the future.
The aforementioned ongoing conflicts and the measures taken in response have had and could be expected to continue to have a negative impact on the economy and business activity globally (including in the countries in which we invest), and therefore could adversely affect the performance of our Investments. The severity and duration of the conflicts and their future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our Investments, Portfolio Entity operations, and our ability to achieve our investment objectives. Similar risks will exist to the extent that any Portfolio Entities, service providers and vendors of Blackstone, us and any Portfolio Entities, or certain other parties have material operations or assets in the countries where such conflicts are taking place or in the immediate surrounding areas.
Other geopolitical conflicts could arise in the future and such conflicts could have material adverse consequences on Blackstone, us and our Portfolio Entities. See also “—OFAC and Sanctions Considerations” herein.
Corruption Risk
.
Corruption can result in huge economic losses due to fraud, theft and waste. Moreover, corruption can corrode critical public institutions, such as the courts, law enforcement and public pension administration, thereby undermining property rights, public confidence and social stability. As a result, corruption dramatically increases the systemic risks that exist in some of the jurisdictions in which we invest. Corruption scandals are common and likely to remain so going forward. Our unitholders are thus exposed to the increased costs and risks of corruption where we invest, and there can be no assurance that any reform efforts will have a meaningful effect during our term. The United States and the UK have the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), respectively, and other jurisdictions have adopted similar anti-corruption laws. Many of these laws have extraterritorial application. In some countries, there is a greater acceptance than in the U.S. and in the Grand Duchy of Luxembourg of government corruption and involvement in commercial activities. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the UK Bribery Act is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. Other countries have also adopted or improved their anti-corruption legal regimes in recent years. The Sponsor, its professionals and we are committed, to the fullest extent permitted by law, to complying with the FCPA, the UK Bribery Act and other anti-corruption laws (including in Luxembourg), anti-bribery laws and regulations, as well as anti-boycott regulations (including in Luxembourg), to which they/we are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for Portfolio Entities to obtain or retain business. Although the Sponsor conducts FCPA due diligence on all Investments, we may acquire an Investment with risks related to prior non-compliance
with one or more of these statutes. Furthermore, although the Sponsor has robust compliance programs designed to ensure strict compliance by Blackstone and its personnel with the FCPA and UK Bribery Act and other similar laws, even reasonable compliance programs may not be effective in all instances at preventing violations. In addition, in spite of Blackstone’s policies and procedures, Portfolio Entities, particularly in cases where we or an Other Blackstone Account does not control such Portfolio Entity, and persons acting on behalf of us or any Portfolio Entity and third-party consultants, managers and advisors, including related persons of the Sponsor, may engage in conduct and activities that could result in a violation of one or more of the FCPA, UK Bribery Act or other similar laws. Any determination that a related entity not controlled by Blackstone or us, or Blackstone itself or us ourselves, or their/our controlled entities have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Blackstone and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational harm, and/or a general loss of investor confidence. We may incur costs and expenses associated with engaging external counsel or other third-party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti-corruption laws or anti-bribery laws. In these cases, we could suffer significant losses from the cost of defense, interruption to ordinary operations and fines and penalties.
Privatization
.
We may invest in state-owned enterprises or assets that have been or will be transferred from government to private ownership. It is impossible to predict whether any further privatizations will take place or what the terms or effects of such privatizations may be. There can be no assurance that any privatizations will be undertaken or, if undertaken, will be successfully completed or completed on favorable terms. There can also be no assurance that, if a privatization is undertaken on a private placement basis, we will have the opportunity to participate in the investing consortium. Furthermore, if we have the opportunity to participate in a privatization, it is possible the privatization could be re-examined
subsequently by local or international regulatory bodies, exposing us to criticism or investigation. Unitholders should be aware that changes in governments or economic factors could result in a change in a country’s policies on privatization. Should these policies change in the future, it is possible that governments may determine to return projects and companies to state ownership. In such a situation, the level of compensation that would be provided to the owners of the private companies concerned cannot be accurately predicted, but could be substantially less than the amount invested in such companies.
Foreign Investment Controls
.
Foreign investment in securities of companies in certain of the countries where we have or could from time to time invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain assets, asset classes or sectors of the country’s economy and increase our costs and expenses. We may utilize investment structures to comply with such restrictions, but there can be no assurance that a foreign government will not challenge the validity of these structures or change laws in a way that reduces their effectiveness, imposes additional governmental approvals, restricts or prohibits our Investments or taxes, or restricts or otherwise prohibits repatriation of proceeds. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances could cause governments to impose temporary restrictions on capital remittances abroad. These restrictions or controls may limit the potential universe of buyers of an asset, thereby reducing the demand for assets we seek to sell. Such foreign securities may be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investment and reducing the realized gain or increasing the realized loss on such securities at the time of sale.
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
CFIUS and Similar
Non-U.S.
Regulatory Regimes
.
The actions of the Committee on Foreign Investment in the United States (“CFIUS”), an inter-agency committee authorized to review transactions that could result in control of a U.S. business by a foreign person, may adversely impact the prospects of a Portfolio Entity in the context of mergers with, or acquisitions by, a foreign person.

CFIUS may recommend that the President block such transactions, or CFIUS may impose conditions on such transactions, certain of which may materially and adversely affect our ability to execute our investment strategy. In addition, the CFIUS process will continue to evolve. In particular, a set of reform measures known as the Foreign Investment Risk Review Modernization Act was enacted into law in 2018, and final regulations implementing this legislation were enacted in 2020. The legislation and its implementing regulations, among other things, expand the scope of CFIUS’s jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in U.S. “critical infrastructure,” “critical technology,” and “sensitive personal data” companies, including investments involving foreign investors that may be deemed
“non-passive.”
These reforms could impact the ability of
non-U.S.
unitholders to participate in our investments, which may impair our ability to execute our investment strategy. They could also increase the number of transactions involving us that would be subject to CFIUS review and investigation and the timing and substantive risks described above. The outcome of CFIUS’s process may be difficult to predict, and there is no guarantee that, if applicable to a Portfolio Entity, the decisions of CFIUS would not adversely impact our investment in such entity.
The General Partner may compulsorily redeem (in whole or in part) Units if the beneficial owner of such Units is a prohibited person, which shall include, without limitation, any person who is not eligible as an investor for a class, or series of a class, of Units or if in the sole opinion of the General Partner the holding of such Units may be detrimental to the interests of the existing unitholders or the Sponsor, for example where their participation in us is at risk of jeopardizing our ability to successfully acquire, hold, operate, sell, transfer, exchange, pledge or dispose of a prospective portfolio investment in light of legal, regulatory or other similar considerations.
In addition, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. These laws may impact the ability of
non-U.S.
unitholders to participate in our Investments, which may impair our ability to execute our investment strategy. Across the United States, additional proposals to limit foreign ownership of real property are currently working their way through the legislative process, and it is expected that many such proposals will become law in the near future.
Our Investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under, and/or compliance with, these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, including in response to U.S. encouragement of other countries to impose CFIUS-like regulations on foreign investment in certain sectors and assets on national security grounds, which could have a corresponding effect of limiting our ability to make investments in such countries. Examples include:

•
EU / UK: Following the EU’s implementation of an
EU-wide
mechanism to coordinate the screening of foreign investment on national security grounds across EU Member States in October 2020, the majority of EU Member States have now introduced foreign investment screening regimes which could impede, restrict, and/or delay our Investments that have a nexus with the EU. Additionally, in the UK, the screening regime under the National Security and Investment Act 2021 entered into force on January 4, 2022, requiring mandatory notification for certain acquisitions in 17 strategic sectors and giving the UK government broad powers to review certain acquisitions in any economic sector.

•
India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (a) by or from an entity of any country that shares its land border with India or (b) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit our ability to consummate investments involving India. As a result, we may incur significant delays and costs or be altogether prohibited from making a particular investment, all of which could adversely affect our ability to meet our investment objectives. Uncertainty resulting from the application of the NDI Rules may also lead to higher amounts of, or longer durations of, borrowings by us and may require partial or full exclusion of any unitholder from countries bordering India from such investments.

•
Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in
powers to review transactions that may pose a national security risk.

Other jurisdictions are in the midst of ongoing reform that may establish further restrictions and pose additional risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for Investments upon exit and may constrain the universe of exit opportunities for an Investment in a Portfolio Entity. As a result, the above laws may prevent, delay, impede or restrict syndication or sale of our assets to certain buyers.
Asset Manager in Certain Jurisdictions
.
Certain local regulatory controls and tax considerations may require us to appoint one or more third parties to manage some or all of our Investments in certain jurisdictions. Although typically the Sponsor oversees the operations of our Investments, in such cases, such third parties will be delegated responsibilities and can be expected to have influence over the affairs and operations of the applicable Investments. The costs and expenses of any such third party will be borne by us and will not offset the Management Fee, Administration Fee and the Performance Participation Allocation (collectively, the “Fund Fees”).
Legal Framework and Corporate Governance
.
Because the integrity and independence of the judicial systems in some of the countries in which we could invest varies, we may have difficulty in successfully pursuing claims in the courts of such countries. For example, it is more difficult to enforce contracts in some countries, especially against government entities, which could materially and adversely affect our revenue and earnings or the revenue and earnings of our Portfolio Entities. See also “—Investments in Emerging Markets and the Middle East” herein. If counterparties repudiate contracts or default on their obligations, there may not be adequate remedies available.
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
Certain markets do not have well-developed shareholder rights, which could adversely affect our minority Investments. In these markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter
markets, brokers, dealers, counterparties and issuers than in other more established markets. Any regulatory supervision which is in place may be subject to manipulation or control. Legislation to safeguard the rights of private ownership may not exist in certain areas, and there may be the risk of conflict among local, regional, national and supranational requirements. In certain cases, the laws and regulations governing investments in financial instruments may not exist or may be subject to inconsistent or arbitrary interpretation.

Accounting, Disclosure and Regulatory Standards
.
We are using accounting principles generally accepted in the United States of America (“GAAP”) for the calculation of our net asset value for financial reporting purposes, our valuation of our Investments and the establishment of our audited annual report. The calculation of our NAV for purposes of subscriptions, redemptions, calculation of Fund Fees and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses (as defined below) and servicing fees) shall be made in accordance with the methodology set forth in the Valuation Policy, which may differ in certain respects from the methodology required pursuant to GAAP. Our accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to unitholders in our audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Sponsor’s due diligence and reporting activities and less information may be available to unitholders. Assets and profits appearing on the financial statements of a company (including, for example, a Chinese company) may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.
In addition, when making Investments in less developed countries, we may not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced and/or operated. As a result, the Sponsor’s due diligence activities may provide less information than due diligence reviews conducted in more developed countries. The lack of access to such due diligence information could increase the risk related to the investments in these countries. Although we will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.
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
Investments in Emerging Markets and the Middle East
.
Although not our primary strategy, a portion of our capital may be deployed in emerging market countries or regions, which may heighten the risks described above as emerging markets tend to be more prone to various risks as compared to more developed countries or regions. Risks associated with the following are particularly material in emerging markets: political affairs, corporate governance, judicial independence, political corruption, exchange controls, and changes in rules and regulations and interpretation of them. In addition, markets for investments in such countries are not as developed and may be less liquid than markets in more developed countries. Investments in emerging market countries may be subject to potentially higher risks as compared to the average among investments in more developed countries. Accordingly, emerging markets are more volatile and the costs and risks associated with investments in them are generally higher than for investments in other countries.

We may decide to invest in companies and assets organized in or subject to the laws of one or more countries in the Middle East region, including countries with emerging economies, which may lack social, political and economic stability. The legal systems of some countries in this region may lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. In addition, Portfolio Entities located in jurisdictions in the Asia Pacific region may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in the United States and other more developed jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. While the Sponsor intends, where deemed appropriate, to manage us in a manner that will minimize exposure to the foregoing risks (although the Sponsor does not in the ordinary course expect to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect our Investments that are in or subject to the laws of those countries.
In addition, many Middle Eastern countries have histories of dictatorships, political and military unrest and financial troubles, and their markets should be considered extremely volatile even when compared to those of other emerging market countries. Attacks by terrorist groups and organizations in the region have resulted in large scale destruction and the movement of refugee populations within the region and into Europe. Ongoing civil wars have resulted in escalating tensions and conflict among certain states in the region, increasing the possibility of a broader, regional military conflict. Ongoing tensions exist between certain states in the region as well as within specific territories of the region. Moreover, the governments of certain countries, notably some of the region’s largest economies have taken certain actions and instituted certain reforms intended, at least in part, to consolidate domestic political power. While these actions and reforms might be effective, they could also result in political or civil backlash and further instability. All of these eventualities could have a destabilizing and potentially materially adverse effect on any of our investment activities in the Middle East region.
Potential Collapse of the Euro.
We have made and may undertake or expect to undertake Investments in countries within Europe, a significant number of which use the euro as their national currency (such countries, the “Eurozone”). In the recent past, the stability of certain European financial markets deteriorated and expectations centered on potential defaults by sovereign states in Europe increased. There is a risk that in the future, certain members of the Eurozone default, or expectations of such a default increase, which may lead to the collapse of the Eurozone as it is constituted today or that certain members of the Eurozone may cease to use the euro as their national currency. Given the interdependence of the global economy, this could have an adverse effect on the performance of Investments both in countries that experience the default and in other countries, including outside the Eurozone. A potential primary effect would be an immediate reduction of liquidity for particular Investments in the affected countries, thereby impairing the value of such Investments. Further, a deteriorating economic environment caused directly or indirectly by such a default or related expectations could have a direct effect on the general economic environment.
Data Protection
, Information Security and Wider Data Regulations
.
Compliance with current and future regulations related to privacy, data protection, information security and data more broadly could materially impact the ability of Blackstone, BXINFRA, Portfolio Entities and/or their respective affiliates and service providers to collect, use, share and/or retain data, including personal data, and thereby adversely impact current and planned business activities. Monitoring and responding to developments in such laws may increase compliance costs, and a failure to comply could result in regulatory investigations, fines, sanctions or other penalties or litigation, each of which could have an adverse impact on BXINFRA and/or the Portfolio Entities.
For example, the European Union General Data Protection Regulation (“GDPR”) entered into force on May 25, 2018. The UK is no longer a member of the EU, but has retained and transposed the GDPR into its domestic law by virtue of the European Union (Withdrawal) Act 2018 (the body of law retained in the UK referred to here as the “UK GDPR”). The GDPR, UK GDPR and similar privacy and data protection regulations impose stringent obligations on the processing of personal data of data subjects (natural persons), including requirements to notify certain data breaches, and such obligations can apply on an extraterritorial basis. The GDPR applies to (a) organizations that process the personal data of data subjects (natural persons) in the context of the activities of an establishment in the European Economic Area (“EEA”) and (b) organizations outside the EEA that offer goods or services to data subjects in the EEA, or that monitor the behavior of data subjects in the EEA. The UK GDPR applies to (a) organizations that process the personal data of data subjects in the context of the activities of an establishment in the UK and (b) organizations outside the UK that offer goods or services to data subjects in the UK, or that monitor the behavior of data subjects in the UK.
Personal data, personal information and similar terms can be broadly construed under data privacy and data protection laws. For example, for the purposes of the GDPR and the UK GDPR, personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. The GDPR, the UK GDPR and other similar data protection laws provide robust protection for data subjects by requiring, amongst other things, personal data to be processed lawfully, fairly and in a transparent manner, to be collected for specified, explicit and legitimate purposes, and to be limited to what is adequate or necessary in relation to those purposes. Data controllers must be able to respond to the rights of data subjects, which includes the right of individuals to access their personal data, to seek to rectify inaccurate data, to have personal data erased where, for example, processing is no longer required, to port their personal data, to seek to restrict the processing of their personal data, and to object to the processing of their personal data.
Certain violations of these data protection laws may result in significant administrative fines, e.g., in the case of the GDPR, organizations can be fined up to
€
20 million, or in the case of an undertaking, up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. Any failure to comply with privacy and data protection related obligations may therefore result in significant liability, which could have an adverse effect on the reputation of that party and its business. The costs of compliance with, and/or other burdens imposed by, the GDPR, the UK GDPR and other applicable data protection laws will be borne (whether directly or indirectly) by us and may, therefore, affect any returns that would otherwise be available to our investors.
Further legislative evolution in the field of data protection and privacy is expected. For example, the UK’s Data (Use and Access) Act received Royal Assent on 19 June 2025 and is making various amendments to the current UK data protection regime, including to bring the maximum fine threshold for infringement of certain requirements relating to direct marketing and the use of cookies (currently £500,000) in line with the UK GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover), as well as introducing new data sharing frameworks. In addition, on 19 November 2025, the EU published a proposal to make certain simplifications to the GDPR and other data, privacy and cybersecurity related laws, including the ePrivacy Directive and EU Artificial Intelligence Act. This is increasing divergence between EEA and UK requirements, which may create a greater dual regulatory compliance burden on organizations that are subject to both regimes.
The UK and EEA are also considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (EEA), the Digital Operational Resilience Act (EEA), Financial Data Access Regulation (EEA), the (draft) Cyber Security and Resilience (Network and Information Systems) Bill (UK) and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—Artificial Intelligence Developments” herein), all of which could have a material impact on Blackstone, BXINFRA and/or the operations of a Portfolio Entity. Blackstone cannot predict how these and other data protection laws may develop, or how they will be applied or interpreted by regulators and courts, and it may result in the business practices of Blackstone or a Portfolio Entity changing in a manner which adversely affects BXINFRA.
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

Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA, as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. The withdrawal of the UK from the EU may increase the regulatory and compliance burden of affected organizations, in particular if material divergences in law arise between the UK and EU.
Although it is probable that in the long term any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the effect of the UK’s withdrawal from the EU has produced significant currency fluctuations and disruption to existing trade agreements and cross-border cooperation arrangements, and is also likely to be an ongoing source of instability for the EU (and countries outside the EU). The withdrawal of the UK from the EU could therefore adversely affect us and our Portfolio Entities over time. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to us and our Portfolio Entities.
Investments Outside the U.S. Generally
.
We may invest a portion of our aggregate capital outside of the United States. The legal systems of some countries in which we may invest lack transparency or could limit the protections available to foreign investors, and our Investments may be subject to nationalization and confiscation without fair compensation. Investments in
non-U.S.
securities or instruments involve certain factors not typically associated with investing in U.S. securities and instruments, including risks relating to (a) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the
non-U.S.
currency or currencies in which our
non-U.S.
Investments are denominated, fluctuations and costs associated with conversion of investment principal and income from one currency into another; (b) differences in conventions relating to documentation, settlement, corporate actions, shareholder rights and other matters; (c) differences between the United States and foreign securities and financing markets, including potentially higher price volatility, different interest rates and relative illiquidity of some markets; (d) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements, and differences in government supervision and regulation; (e) certain economic, social and political risks, including, the risks associated with political, economic, or social instability, such as the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sales or disposition proceeds, and other adverse economic and political developments; (f) the possible imposition of
non-U.S.
taxes on income and gains and gross sales or other proceeds recognized with respect to such Investments; (g) differing and potentially less developed or tested corporate and intellectual property laws, including those regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties, investor protections and intellectual property owner protections; and (h) differences in the legal and regulatory environment or enhanced legal and regulatory compliance, including potential exchange control regulations, and potential restrictions on
non-U.S.
investment by U.S. firms and repatriation of capital. Additionally, we may be less influential than other market participants in jurisdictions where it or Blackstone does not have a significant presence. See also “—United Kingdom Relations with the European Union” herein.
Furthermore, Portfolio Entities located in certain countries may be involved in restructurings, bankruptcy proceedings or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of debtors or creditors afforded in U.S. jurisdictions. To the extent such
non-U.S.
laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such Portfolio Entity may be adversely affected. See also “—Legal Framework and Corporate Governance” herein for more information.

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
India
.
India is an exchange-controlled economy. Foreign investments in India, through certain investment routes, are subject to regulations that set out valuation guidelines for the sale and purchase of shares and other securities in India which could restrict the foreign investor’s ability to earn agreed investment returns. Acquisition of voting rights, equity shares or control of listed Indian companies beyond certain specified thresholds would require the acquirer to make an open offer to purchase the shares of other existing shareholders subject to and in accordance with applicable regulations. Certain types of mergers and amalgamations of companies may require sanction of the appropriate authorities in India, such as the National Company Law Tribunal or the ‘Regional Director’, thus causing delays and uncertainty to completing transactions. Furthermore, while foreign investment in India is prohibited in certain sectors (such as the lottery business, gambling, etc.), foreign investment is permitted only up to a specific percentage threshold in certain other sectors, or subject to prior approval of the Government of India and/or may have certain foreign investment linked conditions. The restricted ability of foreign investors to directly hold assets in India could decrease our flexibility in structuring transactions, increase costs, and foreclose otherwise advantageous investment opportunities. On April 22, 2020, the Ministry of Finance notified the Foreign Exchange Management
(Non-debt
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
Chinese Growth Slowdown; Chinese Economy.
Though not a primary focus of ours, China is the world’s largest economy (measured based on purchasing power parity), and the largest trading partner for many countries in the Asia Pacific region, including Australia, Japan and Korea. The Chinese government has in recent years implemented a number of measures to control financial risks which may adversely affect the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. While the Chinese economy has shown signs of improvement, a slowing of China’s Gross Domestic Product (“GDP”) growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. Furthermore, in response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. For example, in September 2024, the Chinese government announced a 10 trillion yuan (US$1.40 trillion), five-year package to ameliorate municipal balance sheets. In addition, Chinese stock markets experienced high levels of volatility and a serious collapse in recent years, including the Shanghai Composite Index falling by approximately 30% in less than a month in 2015. A reduction or even concentration in China’s GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects may have a material negative impact on our ability to source and execute new investment opportunities and may cause impairment to or losses in our investment portfolio.
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
Bankruptcy
.
We will, both directly and through certain Portfolio Entities, be a borrower, and we could be a creditor through debt or other structured Investments held by us. Bankruptcy laws may delay our ability to realize on collateral for debt held by it, or may adversely affect the priority of debt through equitable subordination and other rules. In addition, a borrower may be involved in restructurings, insolvency proceedings or reorganizations under the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code.
Non-U.S.
laws and regulations may provide inferior protections to creditors than U.S. bankruptcy laws and may, in certain jurisdictions, result in a restructuring of debt without the creditor’s consent under the “cramdown” provisions of applicable bankruptcy laws and may result in a discharge of all or part of a debt Investment held by us without payment to us. On the other hand, we as a borrower may be adversely affected by bankruptcy or other similar proceedings initiated against us or a Portfolio Entity; we may not be able to restructure our own debt and instead be forced to sell assets to repay debt, including at inopportune moments, due to laws that afford creditors rights.
Risks Relating to Infrastructure Investments
Nature of Our Investments Generally
.
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
General Investment Characteristic Risks
.
We will seek to make infrastructure investments principally in the “Core+” or “Core” space, in businesses or projects that typically have some or all of the following investment characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; businesses, securities, properties or other assets that provide essential services that are less dependent on market conditions; investments that exhibit barriers to entry or completion, investments in long-life real assets; investments that can be financed with long-term, fixed rate debt (often investment grade); investments that exhibit stable cash flows and relatively high cash distributions; and investments with potential opportunities for exit. Whether and to what extent such characteristics exist with respect to a Portfolio Entity is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the Investments, but there can be no assurance that perceived or expected mitigating characteristics associated with our infrastructure investments (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. We may invest in any type of infrastructure investments (including infrastructure-related “opportunistic” investments), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case
basis, as the Sponsor may determine are appropriate for us in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Sponsor. In particular, we are expected to participate alongside Other Blackstone Accounts in certain opportunistic infrastructure-related investments. While we expect that such investments will, over time, become less opportunistic, opportunistic investments inherently carry a higher degree of risk when compared to Core or Core+ investments and there is no guarantee that such investments will be successful or that we will not be adversely affected by such investments. There can be no assurance that any perceived benefits of infrastructure investments will be realized, and our Investments may not exhibit the forgoing characteristics.
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
In addition, governmental entities may exercise their discretion to change or increase regulation of the operations of Portfolio Entities or to implement laws, regulations, or policies affecting their operations, separate from any contractual rights that the government counterparties may have, in a manner that causes delays or adversely affects the operation of the business of such Portfolio Entities and/or our ability to effectively achieve our investment objectives. See also “—CFIUS and Similar
Non-U.S.
Regulatory Regimes” herein.
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
Energy and Natural Resources Regulatory Risk.
The energy and natural resource sectors are subject to comprehensive United States and
non-U.S.
federal, state and local laws and regulations, including: the Clean Air Act, which imposes obligations related to air emissions; the Clean Water Act and the Oil Pollution Act, which impose obligations related to discharges of pollutants into regulated bodies of water; the Safe Drinking Water Act; the Resource Conservation and Recovery Act, which imposes requirements for the handling and disposal of waste; the regulations and rulemakings by the Bureau of Ocean Energy Management and Bureau of Safety and Environmental Enforcement of the U.S. Department of the Interior, which impose permitting procedures and regulatory safety and performance requirements relating to oil and gas exploration and development in U.S. federal waters; the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which regulates the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by a company or project or at locations to which a company or project has sent waste for disposal; the Environmental Protection Agency’s (“EPA”) community right to know regulations under Title III of CERCLA, which requires a company or project to organize and/or disclose information about hazardous materials used or produced in connection with operations; the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures; the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment and which may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; the Migratory Bird Treaty Act, which implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds and, pursuant to which the taking, killing, or possessing of migratory birds is unlawful without a permit, thereby potentially requiring the implementation of operating restrictions or a temporary, seasonal, or permanent ban on operations in affected areas; the Endangered Species Act, which seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species or their habitats; and other federal, state, local and
non-U.S.
laws and regulations. Present, as well as future, statutes and regulations could cause additional expenditures, decreased revenues, restrictions and delays that could materially and adversely affect our Investments and our prospects. There can be no assurance that (a) existing regulations applicable to Investments generally or the Portfolio Entities will not be revised or reinterpreted; (b) new laws and regulations will not be adopted or become applicable to Portfolio Entities; (c) the technology, equipment, processes and procedures selected by Portfolio Entities to comply with current and future regulatory requirements will meet such requirements; (d) such Portfolio Entities’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations or (e) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of energy infrastructure assets may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of infrastructure investments to a higher level of regulatory control than that typically imposed on other businesses. See also “—Regulatory Approvals/Consents” herein.
Regulatory changes in a jurisdiction where a project or Portfolio Entity is located or operates may make the continued operation of such project or company unfeasible or economically disadvantageous and any expenditures made to date with respect to such Investment may be wholly or partially written off. The location of a project or Portfolio Entity may also be subject to government exercise of eminent domain power, expropriation or similar events. Similarly, regulatory differences between jurisdictions where a project or Portfolio Entity is located or operates may make the commencement and/or continued operation of a project or company in a particular jurisdiction less feasible and/or less profitable than projects in other jurisdictions. Our and/or our Portfolio Entities’ inability to obtain and maintain regulatory permits or right-of-way
or rental agreements on acceptable terms could adversely impact us and/or our Portfolio Entities, including by impeding their ability to complete construction projects on time, on budget, or at all. Any of these factors could significantly increase the regulatory-related compliance and other expenses incurred with respect to Investments and could significantly reduce or entirely eliminate any potential revenues generated by one or more of the Investments, which could materially and adversely affect returns to us.
Governmental Budgetary Constraints; Reforms.
The success of public infrastructure projects is often dependent on governmental funding or subsidies. Governments typically have considerable discretion in determining the amount of funding or subsidies to allocate to such public infrastructure projects. Lack of governmental funding or subsidies due to governmental budgetary constraints could adversely impact the overall development and availability of public infrastructure projects, result in privatization of certain types of assets and / or otherwise result in an increase in competition among other providers of capital (e.g., private infrastructure investors) for such infrastructure assets, which may make it more difficult for us to effectively consummate investments in or relating to such infrastructure projects. Despite ongoing underinvestment in infrastructure in target geographies, the government may elect not to fund such underinvestment with private capital. Alternatively, our success will also be driven in part, by its ability to source and invest in private infrastructure projects. The availability of such private infrastructure projects may be highly dependent on governmental determinations to continue with, or implement, announced reforms regarding the means by which infrastructure construction is regulated or financed. As such, there can be no assurance that such private infrastructure projects will be available for investment on terms which we deem favorable.
Regulatory Approvals/Consents
.
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
Governments and other regulators may impose conditions on the operations and activities of Portfolio Entities as a condition to granting its approval or to satisfy regulatory requirements. These conditions, which may be statutory in nature or may be tailored to a particular project, may affect revenues and limit or provide a disincentive for Portfolio Entities to invest in competing industries or to acquire anticompetitive market power in a particular market. The relevant governmental agency may impose conditions of ongoing ownership or equivalent restrictions on us in respect of the underlying infrastructure assets. This may include a requirement and/or restrictions that may limit our ability to admit new investors, satisfy redemption requests, consent to transfers of Units, dispose of Investments at opportune times or require that such assets remain managed by Blackstone.
Zoning, Siting and Permitting Risks
.
We and our Portfolio Entities may invest in assets that are subject to zoning, siting, permitting and other requirements, which may be time-consuming, burdensome and costly, and may subject us and our Portfolio Entities to governmental and public scrutiny. Zoning and permitting processes vary depending on the nature and location of the assets in question and, depending on the asset and activity to be conducted, the approval of multiple federal, state, local and other authorities may be required. Obtaining these approvals may be outside of our control. In addition, zoning, siting and permitting processes often face local opposition and may be challenged by a number of parties, including non-governmental
organizations and special interest groups based on alleged security concerns, broad environmental or social impact, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Beyond the time-consuming process of applying for the necessary permits, we and our Portfolio Entities may be required to undergo public hearings at which local communities will decide whether or not to grant the proper land use designations. Highly motivated citizens in many local communities often oppose plans to develop new properties or to expand existing properties, in many cases demonstrating the “Not in My Backyard” phenomenon. Such factors could make it difficult to develop new development sites and to expand existing assets. The failure to receive, renew or maintain any required permits or approvals may result in the loss of project development-related investments, increased compliance costs, the need for additional capital expenditures or a suspension or termination of a Portfolio Entity’s operations.
Political and Societal Challenges.
Large-scale infrastructure projects may be particularly susceptible to political and societal challenges, which may, in turn, affect a project’s ability to receive, renew or maintain required permits or approvals and may result in increased compliance costs, the need for additional capital expenditures or a suspension or termination of project operations. For example, proposals to site a particular infrastructure project, such as a bridge, airport or energy plant, or engage in activities relating to a project, such as construction activities in a particular location, may be challenged by a number of parties, including non-governmental
organizations and special interest groups based on alleged security concerns, disturbances to natural habitats for wildlife and adverse aesthetic impacts. Concerns can also arise regarding some of the techniques used in the extraction of natural resources relating to an infrastructure project, such as the extraction of shale gas in order to enhance recovery, such as the use of natural gas hydraulic fracturing (also known as “fracking”), which may require governmental permits or approvals and which have recently been the subject of heightened environmental concerns and public opposition in some jurisdictions.

Governmental Action Risk.
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
Volatility of Commodity Prices
.
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
Demand/Usage Risk
.
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
Rate Regulation
.
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
Purchases from Distressed Developers or Owners
.
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
Operations and Maintenance Risk
.
As a general matter, the operation and maintenance of infrastructure assets involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment-related issues, counterparty non-performance
and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of infrastructure assets may cause delays or result in closures or other disruptions subjecting the Investment to various risks including lower revenues. The operations of infrastructure projects are exposed to unplanned interruptions caused by significant catastrophic events, such as hurricanes, extreme winds, tornados, cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline, or electricity line ruptures or other disasters and/or physical climate-related events. Operational disruption and capital expenditures relating thereto, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation, or penalties for regulatory or contractual non-compliance.
Moreover, any loss from such events may not be recoverable under relevant insurance policies. Certain losses may be either wholly uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on our Portfolio Entities. Business interruption insurance is not always available, or economic, to protect the business from these risks and there can be no assurance that all Portfolio Entities will be insured against all risks inherent to their business.

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
Construction Risk
.
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
In certain circumstances, joint venture partners or other local agents may cause or otherwise impact such delays and/or costs (which, for the avoidance of doubt, such costs can be expected to be covered by us). See also
“—Non-Control
Investments; JV Arrangements” herein. Delays in project completion can result in an increase in total project construction costs through higher capitalized interest charges and additional labor and material expenses and, consequently, an increase in debt, service costs and insufficient funds to complete construction. Delays may also result in an adverse effect on the scheduled flow of project revenues necessary to cover the scheduled operations phase debt service costs, lost opportunities, increased operations and maintenance expenses, and damage payments for late delivery. Investments under development or Investments acquired to be developed may receive little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. In addition, there are risks inherent in the construction work that may give rise to claims or demands against a Portfolio Entity from time to time.
Development Risk.
Successful development of new or expansion investment projects, including infrastructure-related “opportunistic” investments, will likely require the involvement of a broad and diverse group of stakeholders that will directly influence, or potentially be capable of influencing, the nature and outcome of such investment projects. Some of the various stakeholders may include, without limitation, political or local opposition parties, regulators or other governmental authorities and non-governmental
organizations and special interest groups. Such stakeholders could influence the approval process for, among other things, certain permits, site or land procurement and environmental assessment studies. Furthermore, additional risks around construction delays, labor disputes, counterparty non-performance,
project feasibility assessment, and dealings with and reliance on third-party consultants could negatively impact such investments by us. Additionally, certain development projects inherently carry a higher degree of risk when compared to Core or Core+ investments and there is no guarantee that such investments will be successful or that we will not be adversely affected by such investments. See “—General Investment Characteristic Risks” herein. When making an Investment, value may be ascribed to potential development projects that do not achieve successful implementation, potentially resulting in lower than expected returns to us.

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
Real Estate Risks Generally.
We may make Investments in or relating to real estate, including investments in commercial real estate development projects, commercial properties, residential real estate and/or real estate-related debt investments. As such, some of the Investments will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include, but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in asset values, changes in the appeal of assets to tenants, changes in supply of and demand for competing assets in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy, operating income and room rates for hotel assets, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, and the availability of mortgage funds or debt financing, which may render the sale or refinancing of investments difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and other factors that are beyond the control of the Sponsor. Deterioration of real estate fundamentals generally, and in the U.S. and Canada in particular, would negatively impact our performance. In addition, in acquiring an asset or stock, we may agree to lock-out
provisions that materially restrict it from selling that asset or stock for a period of time or that impose other restrictions, such as a limitation on the amount of debt that can be placed on that asset. There can be no assurance that there will be a ready market for the resale of Investments. Illiquidity may result from the absence of an established market for Investments or a disruption in the market.
Register of Overseas Entities.
Investors in BXINFRA should note that certain portfolio companies may fall in scope of the Economic Crime (Transparency and Enforcement) Act 2022 (the “ECTEA”). The ECTEA requires overseas companies (“Overseas Entities”) which directly acquire certain UK real estate property to identify the beneficial owner(s) of said property, register them onto the public Register of Overseas Entities and keep the register up to date. Note that Overseas Entities wishing to make any acquisition, transfer or disposal of land need to have complied with the registration requirements under the ECTEA to register the title or disposal into HM Land Registry. Without registration the title may not operate in law. Investors should be aware that compliance with such filing will result in additional costs and administrative burden to BXINFRA.
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

Documentation and Other Legal Risk.
Infrastructure investments are typically governed by other complex legal agreements. As a result, there is a higher risk of dispute over interpretation or enforceability of the agreements.
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
Investments in the Transportation Sector.
We have and expect to continue to make investments in infrastructure opportunities relating to the transportation sector, which may include investments relating to airports, toll roads, bridges and tunnels, port terminals, railroads, municipal transport, parking facilities and other public or private transportation-related infrastructure investments. Our ability to make attractive transportation-related infrastructure investments may be subject to a variety of considerations, including general supply-demand trends, overall economic development and growth in the jurisdictions in which we may make investments, general market conditions, socioeconomic changes and changes relating to governmental spending, regulation and related policies. Any adverse or unexpected changes in such conditions, such as a prolonged economic downturn or increased regulatory scrutiny, could adversely affect our ability to consummate attractive transportation-related infrastructure investments and / or the performance of any Investments in the transportation sector.
Investments in the Digital Infrastructure Sector
.
We have and expect to continue to make investments in the digital infrastructure sector or in other businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, consumer and enterprise fiber networks, small cell networks, distributed antenna systems and other related assets and businesses, which may include, but are not limited to, digital billboards, indoor Citizens Broadband Radio Services infrastructure, cable systems, satellites and subsea cables. Investment opportunities in the digital infrastructure sector are driven largely by consumer and enterprise demand, technological advances and improvements in data collection and storage, and may be adversely affected by any slowdown in such demand growth; however, consumer and enterprise demand growth is generally dependent on factors that are primarily outside our control. Technological advances and improvements in data collection and storage, changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture and design of wireless or cloud networks), data transmission and/or consumer demand, as well as changes in the prevailing global economy or the amount of capital being invested in digital infrastructure and the associated impact on development yields and overall pricing, may reduce current and/or anticipated demand or returns for digital infrastructure, and may adversely affect our ability to identify and consummate attractive investments in the digital infrastructure sector. See also “—Governmental and Regulatory Risks Generally” herein. The digital infrastructure sector is increasingly subject to regulatory oversight and scrutiny (including the potential need for government issued licenses, permits or otherwise) which can be expected to influence our investment opportunities.
Risks Related to Investing in Data Centers.
We have and expect to continue to make investments in data centers, including in powered shell data centers. Data center investments are subject to operating risks common to the data center industry, including, but not limited to, changes in industry practice or in technology, such as virtualization technology or more efficient or miniaturization of computing or networking devices, all of which may reduce demand for the physical data center space and infrastructure or render data center facilities obsolete or in need of significant upgrades to remain viable. Additionally, data center power and cooling systems are difficult and expensive to upgrade and may become obsolete as a result of the development of new systems to deliver power to or eliminate heat in data center facilities or new server technology that does not require the levels of critical load and heat removal that such facilities are designed to provide and could be run less expensively on a different platform. Accordingly, we may not be able to upgrade or change these systems to meet new demands and technologies without incurring significant costs. There can be no assurance that the costs of adapting to changes in industry practice or in technology will not have a material adverse effect on our Investments and returns.

Power Shortages.
Certain types of infrastructure assets, such as data centers and cell towers, greatly rely on the steady supply of power at reasonable cost. Certain of our Investments and Portfolio Entities could be harmed by prolonged power outages or shortages, increased cost of energy or general lack of availability of electrical resources. Power outages, such as those relating to large storms, earthquakes and tsunamis, could cause significant damage to some Investments and Portfolio Entities and their businesses. In addition, certain Investments may be susceptible to regional costs of power, power shortages, planned or unplanned power outages and limitations, especially internationally, on the availability of adequate power resources, and global fluctuations in the price of power can increase the cost of energy.
Data centers are especially dependent on the steady supply of power, as each new data center facility requires access to significant quantities of electricity. Limitations on generation, transmission and distribution of electricity may limit our ability to obtain sufficient power capacity for our data centers, including for potential expansion sites in new or existing markets. Utility companies may impose onerous operating conditions to any approval or provision of power, or our Portfolio Entities may experience significant delays and substantial increased costs to provide the level of electrical service required by its current or future data center designs. Our ability to find appropriate sites for expansion may also be limited by access to power, especially as they design data centers to the specifications of new and evolving technologies such as artificial intelligence which are more power-intensive.
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
Weather and Climatological Risks – Energy Companies.
Certain energy companies may be particularly sensitive to weather and climate conditions. For example, solar power generators rely on the frequency and intensity of sunlight, wind turbines rely on the frequency and intensity of the wind, hydro power generators may depend on precipitation-driven water flows, and companies focused on biomass rely on the production of crops, which can be adversely affected by droughts and other weather conditions. In particular, wind is known to experience, at times, substantial variance on a daily, monthly or seasonal basis. A sustained decline in wind conditions at a site could lead to a reduction in the volume of energy which the project produces which, in turn, would have a material adverse effect on revenues. While there is statistical evidence that variance in annual solar irradiation is statistically relatively low compared to other renewable energy sources, it is possible that temporary, semi-permanent or permanent changes in weather patterns, including as a result of global warming or for any other reason, could affect the amount of solar irradiation received annually or during any shorter or longer period of time in locations where certain of our Investments are located. Such changes could lead to a reduction in the electricity generated, which would have a material adverse effect on financial position, results of operations, business prospects and returns to investors. Such changes, perceived or otherwise, could also make solar projects less attractive as an investment opportunity and so impair potential returns. Furthermore, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with operations, including coastal operations, and increase operating costs, and damage resulting from extreme weather may not be fully insured. See also “—Weather and Climate Change Risks” herein.
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
Logistics Investments.
We have and expect to continue to invest in logistics assets in connection with infrastructure investments
(including storage and warehouse facilities and distribution centers), which subjects us to particular economic and operating risks. Logistics assets (including storage and warehouse facilities and distribution centers) are subject to numerous risks, including risks relating to supply of and demand for such facilities in the local market, global trends in respect of supply and demand, the impact of economic conditions on the local market, on tenants (including such tenants’ products and inventories) and on tenants’ suppliers, customers and end users, tenant quality, diversification and the physical attributes of the property (e.g., age, condition, availability of electricity and/or refrigeration required to store certain products, among others). Logistics facilities are also particularly sensitive to consumer trends relating to online and delivery shopping habits. For example, there is a possibility that consumers may decrease the online and delivery shopping habits to which they grew accustomed during the
COVID-19
pandemic, and that there will be a decline in demand for the products stored in, or distributed through, logistics facilities, which could result in increased vacancies and lower rents, and thereby adversely affect the value of such assets. The impact of these risks on logistics-related facilities (e.g., those serving the
e-commerce
industry) is magnified by the fact that such facilities often require significantly more storage space than traditional brick-and-mortar
retail businesses. Logistics-focused properties may also require particular updates or infrastructural improvements that may involve greater expenditure than traditional commercial real estate properties (e.g., upgrades to electrical, gas and plumbing infrastructure, HVAC systems and security systems) and such infrastructural needs may vary depending on the particular tenant. In addition, depending on the particular tenant, such space may be more susceptible to particular hazards and accidents, including fires, leaks, contaminations, chemical spills, product loss or theft, automotive collisions and physical injury or death. The liability and cost arising out of the occurrence of any such event could be considerable and could be borne by BXINFRA. Further, if a tenant is unable to pay rent, or declines to extend a lease upon its expiration, and vacates the space, we may be unable to re-let
the space to another tenant or may incur substantial expense to modify such space to meet the specific needs of different tenants before it may be re-let.
Any of the risks described herein could be exacerbated in the case where a tenant leases more than one property held as an Investment.
Shipping Investments.
We have and expect to continue to make Investments in the shipping sector, which may include investments in shipping assets, and other public or private shipping-related investments. Our ability to make attractive shipping-related investments may be subject to a variety of considerations, including general supply-demand trends, overall economic development and growth, general market conditions, socioeconomic changes, and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions could adversely affect our ability to consummate attractive shipping-related investments and/or the performance of any underlying Portfolio Entities in the shipping sector.

Risks Related to Investments in Marinas.
We have and expect to continue to invest in the marina industry which can experience cycles of growth and downturn due to seasonality patterns, and results of operations in any one period may not be indicative of results in future periods. Additionally, marinas are typically located in areas that are particularly sensitive to weather and climate conditions. Hurricanes, flash floods or sea-level
rise may interrupt marina operations, may damage marina assets and may reduce the number of customers who utilize marinas in the affected areas. Any prolonged weather-related disruptions are likely to materially adversely affect the marina industry. While insurance coverage may cover certain of the costs and loss of revenue associated with the effect of extreme weather or weather-related conditions, such coverage will be subject to deductibles and limits on maximum benefits, and, in certain locations or for certain types of assets, may be more expensive or difficult to obtain.
Marinas are
specific-use
properties and may contain features or assets that have limited alternative uses and much of the land located beneath marina assets is controlled and monitored by governmental bodies, which lease such land to operators under leases that may run for up to fifty years in certain countries. As a result, it is unlikely that BXINFRA or its Portfolio Entities can obtain fee-simple
title to the land on or near marina assets. In addition, marina operations involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint, lacquer, paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels and sewage. Accordingly, the operation of marinas is subject to regulation by federal, state, and/or local governmental authorities establishing investigation and health and environmental quality standards, including laws concerning the lawful handling and disposal of hazardous substances used in and generated by marina operations, as well as federal, state and/or local laws and regulations that often require testing and upgrading of storage tanks and remediation of contaminated soils and groundwater resulting from leaking storage tanks. Any increased regulatory requirements and/or scrutiny could adversely affect our ability to consummate attractive investments in the marina industry and/or the performance of any Investments in the marina industry.
Risks Associated with Aircraft Leases
.
We could participate in platform arrangements and other contractual arrangements relating to aircraft leasing. The airline industry is cyclical and highly competitive. Airlines and related companies (including airports) have in the past and could in the future be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures on certain air carriers, fuel prices and shortages, labor stoppages, insurance costs, recessions, world health issues and other political or economic events adversely affecting world or regional trading. The airline industry is highly sensitive to general economic trends and has been materially impacted by the
COVID-19
pandemic. Any further downturn in the global economy or in the relevant local economy could further adversely affect results of operations and financial conditions. Any such negative impact on the airline industry could increase the risk of any airline defaulting on the terms of any aircraft lease investment made by BXINFRA and our ability to source alternative airline operators to assume the obligations under such leases, which could adversely impact the performance of such investments.
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

Under the FPA, the Federal Energy Regulatory Commission (“FERC”) regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by “public utilities” as defined under the FPA and places constraints on the conduct of their business, including, among other things, rate and corporate regulation including ownership and disposition of jurisdictional assets. In addition, state public utility commissions in U.S. states (“PUCs”) have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities that sell electricity at retail and other public utilities that provide utility service to the public such as water utilities and telecommunication service providers, and a number of other matters relating to electric and other public utilities. State laws may also impose certain regulatory and reporting requirements on other owners and operators of generation facilities and other public utilities. Independent power producers are considered to be public utilities in some states and are subject to varying degrees of regulation by PUCs, ranging from a requirement to obtain a “certificate of public convenience and necessity” to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the location and construction of electric generating facilities and other public utility facilities, and in certain situations, over the issuance of securities and the sale or other transfer of assets by these facilities. State jurisdictional natural gas transportation and storage rates are also frequently subject to regulation by local PUCs. Similar regulation may also apply in other
non-U.S.
jurisdictions where Investments are made. In addition, certain policies of FERC or PUCs could reduce revenues of public utilities
.
Unavailability of Personnel; Independent Contractors.
Infrastructure and energy companies and infrastructure and energy-related projects rely on qualified and experienced field personnel, engineers and other specialized professionals. In addition, independent contractors and subcontractors typically are used in operations in the infrastructure and energy industries to perform various operational tasks. Demand for such personnel and contractors may exceed supply, resulting in increased costs or lack of availability of key personnel and contractors. Disruptions of operations or increased costs also can occur as a result of disputes with, or a shortage of, personnel and contractors with particular capabilities. Additionally, the Sponsor will not have the same control over portfolio company personnel and contractors as they may have over their own employees, and there is a risk that such portfolio company personnel and contractors will not operate in accordance with their own safety standards or other policies. Any of the foregoing circumstances could have a material adverse effect on our Portfolio Entities, and ultimately our investment returns.
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
Drilling, Exploration, Development and Mining Risks
.
We may make Investments in companies or projects that engage in exploration and development of commodities, a speculative business involving a high degree of risk. Drilling, exploration, development and mining are subject to inherent risks, including commodity price volatility, unexpected equipment or maintenance problems, variations in geological conditions, natural disasters, underground mine floodings, environmental hazards, industrial accidents, explosions and, in certain cases, periodic labor unrest. Drilling activities involve the risk that no commercially productive resources will be found or produced, or that such drilling efforts do not produce sufficient net revenues to return a profit after drilling, operating and other costs, in which case, we would not receive any return on its investment. Whether a project is productive and profitable depends on a number of factors, many of which are beyond our control. Such risks may be more pronounced with respect to drilling in newer or emerging formations and areas that have limited or no production history, which may limit or reduce the ability to assess such risks.
Implementation of Business Plans and Growth Initiatives.
In certain cases, the performance of the Investments will be dependent upon the Sponsor’s ability to successfully implement and execute its business plans and growth initiatives. There can be no assurance that the Sponsor will be able to successfully implement any such business plans or that investors will receive any capital appreciation or current cash yield with respect to the Investments. In addition, changes beyond the Sponsor’s control, including adverse regulatory changes affecting the infrastructure industry generally or the Investments in particular and/or any changes in the pricing of commodities and/or general supply and demand levels relating to infrastructure assets may adversely affect the Sponsor’s ability to implement its business plans and achieve capital appreciation and/or current cash yield and may have an adverse impact on the value of the Investments.
Types of Investments
Investments in Open Market Purchases; Publicly Traded Securities.
Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are publicly traded, including distressed publicly traded assets, and are, therefore, subject to the risks inherent in investing in public securities. Additionally, we may hold public securities as a result of an initial or subsequent public offering of an existing Portfolio Entity. Such investments would subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. When investing in public securities, we may be unable to obtain financial covenants or other contractual governance rights. Moreover, we may not have the same access to information in connection with Investments in public securities, both before and after making the investment, as compared to privately negotiated Investments. Furthermore, we may be limited in our ability to make Investments, and to sell existing Investments, in public securities if the Sponsor or other Blackstone businesses have material, non-public
information regarding the issuer or as a result of other policies or requirements. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up
periods.

Equity and Equity-Related Investments
.
We make primarily equity and equity-oriented Investments and as a result will hold a significant number of equity securities, including common stocks of U.S. and
non-U.S.
issuers, and equity-related securities and instruments, such as preferred stock, convertible securities, warrants and stock options. The value of equity and equity-related securities varies in response to many factors, including factors specific to an issuer and factors specific to an industry. These factors and others could cause significant fluctuations in the prices of the equity and equity-related securities that we will hold and could result in us experiencing significant losses.
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
“
Covenant-lite
”
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
Fixed Income Securities
.
Although not its primary strategy, we have the ability to invest in fixed income securities. Investments in these securities may offer opportunities for income and capital appreciation, and may also be used for temporary defensive purposes and to maintain liquidity. Fixed income securities are subject to the risk that the issuer or guarantor cannot make principal and interest payments and are subject to price volatility as a result of interest rates, creditworthiness of the company and general market dynamics.
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

Controlling Interests.
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
Non-Control
Investments; JV Arrangements
.
We hold and expect to continue to hold from time to time
non-controlling
or shared-control investments in Portfolio Entities, such as joint ventures or other similar arrangements (“JV Arrangements”), with Other Blackstone Accounts, third-party co-investors
or other partners, including, in certain circumstances, unitholders or limited partners of Other Blackstone Accounts or their affiliates (“Joint Venture Partners”). In certain of these cases, we could have limited governance rights. In these cases, we would rely on the efforts of third-party management, shareholders or board of directors for oversight of the investment, and these third parties may have other interests that conflict with our interests. Furthermore, there can be no assurance that any rights obtained by us in a JV Arrangement will provide sufficient protection of our interests.
Investments made with Joint Venture Partners involve risks and potential conflicts of interest not present in investments without a Joint Venture Partner, including those related to the following:

•
the Joint Venture Partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operations, leasing or sale of the assets in the JV Arrangement;

•
tax considerations, or the 1940 Act and other regulatory requirements, each as applicable to the Joint Venture Partner could cause it to want to take actions that are contrary to our interests. For example, if the Joint Venture Partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the 1940 Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exemption pursuant to Section 3(c)(5)(C) of the 1940 Act, such Joint Venture Partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;

•	the Joint Venture Partner could have joint control or joint governance of the joint venture or certain veto rights even though its economic stake in the joint venture is significantly less than ours;
•
under the applicable JV Arrangement, if we have a right of first refusal to buy out a Joint Venture Partner, we may (a) be unable to finance such a buy-out
if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so or (b) choose not to exercise such right, as determined in the Sponsor’s sole discretion;

•
under the applicable JV Arrangement, it is possible that neither us nor the Joint Venture Partner unilaterally controls the joint venture, in which case deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition and/or unexpected costs and expenses;

•
in the case of a governance impasse under the JV Arrangement or other circumstance that results in an acquisition or disposition, we could be forced to sell our interest in the JV Arrangement and our asset(s), or buy the Joint Venture Partner’s share of such assets, at a time when it would not otherwise be in our best interest to do so;

•
if the Joint Venture Partner charges fees, incentive allocation and/or other performance-based compensation to the JV Arrangement, the Joint Venture Partner could have an incentive to hold assets longer or otherwise behave to maximize fees, incentive allocation and/or other performance-based compensation paid, even when doing so would not be in our best interests;

•
the Joint Venture Partner could have authority to remove the Blackstone-affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our Investments held through such joint ventures;

•
under the applicable JV Arrangement, the Joint Venture Partner and us could each have preemptive rights in respect of future issuances by the joint venture entities, which could limit a joint venture’s ability to attract new third-party capital;

•
under the applicable JV Arrangement, the Joint Venture Partner and us could be subject to lock-ups,
which could prevent us from disposing of our interests in an Investment at a time we determine it would be advantageous to exit from such Investment; and

•
the Joint Venture Partner could have a right of first offer, tag-along
rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture entities to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

In addition to the foregoing, we may enter into a JV Arrangement with Other Blackstone Accounts with respect to an Investment if such Other Blackstone Accounts are also participating in such Investment alongside us (together with us, the “Participating Blackstone Accounts”) in order to mitigate certain potential governance-related conflicts that may arise should any of such Participating Blackstone Accounts exit from such Investment or a portion thereof on a non-pro-rata
basis
vis-à-vis
the other Participating Blackstone Accounts. For instance, in the absence of such a JV Arrangement, potential conflicts upon a non-pro-rata
exit include, without limitation, the negotiation of governance rights to the detriment of the non-exiting
Participating Blackstone Accounts in order to facilitate an exit by the exiting Participating Blackstone Accounts. Alternatively, if such a JV Arrangement did exist but gave the Participating Blackstone Accounts customary “joint venturer” rights, potential conflicts upon a non-pro-rata
exit include, without limitation, a decision to exercise or waive an existing governance right by the non-exiting
Participating Blackstone Accounts to facilitate an exit by the exiting Participating Blackstone Accounts (e.g., foregoing tag-along
rights and rights of first offer). While it is generally expected that entering into such JV Arrangements with Other Blackstone Accounts will not materially alter the Participating Blackstone Accounts’ relative governance rights with respect to the applicable Investment prior to any such non-pro-rata
exit when compared to no such JV Arrangement being put in place, any such JV Arrangement could subject the corresponding Investment to the risks and potential conflicts of interests noted above, especially if a Participating Blackstone Account disposes of all or a portion of its interest in such Investment through a sale to a third party, and there can be no assurances that such a third party would not renegotiate the terms of such JV Arrangement.

The Sponsor may negotiate service provider agreements, agreements with portfolio company management or other agreements for the Participating Blackstone Accounts in a JV Arrangement as a whole. Such agreements could be with respect to two or more different Investments in which such JV Arrangement is participating, even if not all Participating Blackstone Accounts are participating in all such Investments, or are participating in such Investments in different relative proportions. In such case, the Sponsor could determine that the Participating Blackstone Accounts will receive more favorable terms if the Sponsor were, for example, to enter into a single performance-based compensation arrangement (e.g., promote) across all relevant Investments such that the promote could be paid out of the investment proceeds from any Investment, regardless of which Investment’s performance triggered the application of the promote (a “Cross Promote Arrangement”). In connection with any such Cross Promote Arrangements, the Participating Blackstone Accounts can be expected to enter into a reimbursement and/or contribution agreement so that no Participating Blackstone Account is responsible for bearing more than its pro-rata
share of such promote.
Multiple Levels of Fees and Expenses
.
In addition to the direct expenses and management costs borne by us, we will bear our pro-rata
share of certain expenses and management costs incurred directly or indirectly by Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in which we invest. As a result, unitholders will bear more expenses (indirectly) than they would if they were to invest directly in such Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles. We will pay or otherwise bear carried interest, management fees and/or other incentive compensation in connection with (a) Secondary Investments in Third-Party Pooled Investment Vehicles and (b) Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts). In addition, Portfolio Entities in which we invest may themselves directly or indirectly invest a portion of their assets in Other Blackstone Accounts or other investment vehicles managed by Blackstone affiliates. To the extent a Portfolio Entity invests its assets in Other Blackstone Accounts or Blackstone-affiliated investment vehicles, that Portfolio Entity will bear its pro-rata
share of any management fees, carried interest, performance fees, incentive compensation, and other expenses charged by such Other Blackstone Accounts or affiliated vehicles. The Sponsor will not rebate or offset any management fees, carried interest, performance fees, or other compensation received by Blackstone or its affiliates in connection with a Portfolio Entity’s investments in Other Blackstone Accounts or Blackstone-affiliated investment vehicles.
We will not be reimbursed for any such fees paid to the managers of underlying funds in respect of such Secondary Investments, including where such managers are Blackstone affiliates (i.e., there will be “double fees” involved in making such investments which would not arise if the unitholder were to invest in the underlying fund directly (including where the underlying fund is an Other Blackstone Account), because the Investment Manager and its affiliates will receive fees with respect to our management, on the one hand, and the underlying fund manager (including where such manager is a Blackstone affiliate) will receive additional fees with respect to the management of such underlying fund, on the other hand), which will increase the amount of expenses borne by us (and indirectly by unitholders) and reduce returns.
With respect to our Primary Commitments to and Secondary Investments in Other Blackstone Accounts (other than Secondary Investments in Other Blackstone Accounts made as part of a portfolio transaction (including Secondary Investments made through our Primary Commitments in Other Blackstone Accounts)), we are not expected to pay or otherwise bear carried interest, management fees or other incentive compensation in connection with our investments in such Other Blackstone Accounts except in limited circumstances, in which case such carried interest, management fees or other incentive compensation paid will be rebated dollar-for-dollar.
Any such offset will be reflected in our NAV as of the month following the month in which the applicable fees and/or compensation was charged or accrued, in accordance with the Valuation Policy. See also “—Valuation Matters” herein.

We will indirectly bear other expenses in connection with an Investment in or alongside an Other Blackstone Account, including any investment-related expenses and expenses paid to affiliates of the Sponsor, administrative expenses and other fund expenses as applicable to such Other Blackstone Account (to the extent applicable). These various levels of costs and expenses will be charged whether or not our performance generates positive returns. As a result, we, and indirectly the unitholders, may bear multiple levels of expenses, which in the aggregate would exceed the expenses which would typically be incurred by an investment in a single fund investment, and which would offset our profits. In addition, because of the fees and expenses payable by us pursuant to such Investments, our returns on such Investments will be lower than the returns to a direct investor in the Other Blackstone Accounts and/or Third-Party Pooled Investment Vehicles. Such returns will be further diminished to the extent we are also charged management fees and/or bear carried interest or other similar performance-based compensation in connection with our Secondary Investments in Other Blackstone Accounts (i.e., where made as part of a portfolio transaction) and/or our investments in Third-Party Pooled Investment Vehicles managed by a Third-Party Fund Manager as described above. Furthermore, for purposes of calculating the Fund Fees, the calculation of the NAV will include any capitalized deal-specific expenses incurred in connection with unrealized Investments, including expenses and fees such as acquisition fees, capital markets and financing-related fees paid to Blackstone or its affiliates, and expenses and fees such as transaction support services costs paid to a Portfolio Entity, which in certain circumstances will have the effect of increasing the base for calculating the Fund Fees and involves conflicts of interest relating to Blackstone determining such amounts and then earning additional Fund Fees thereon.
Illiquid and Long-Term Investments
.
Most of our Investments (including, for the avoidance of doubt, investments into and/or alongside Other Blackstone Accounts, Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles) will be highly illiquid and require a long-term commitment with no certainty of return, and there can be no assurance that we will be able to realize a return on any Investment at any given time, notwithstanding the need to do so. Although Investments by us may generate current income (i.e., all investment proceeds that are not “disposition proceeds” which could include amounts we received from Investments as a result of purchase price adjustments), the return of capital and the realization of gains, if any, from an Investment will generally occur only upon the partial or complete disposition or refinancing of the Investment. While an Investment may be sold at any time, it is not generally expected that this will occur, if at all, for a number of years after such Investment is made and some Investments may be held for much longer periods of time. Infrastructure assets are relatively illiquid in that there may not be ready buyers available and willing to pay fair value at the time we desire to sell. Moreover, an Investment that initially consists of an interest in assets may be exchanged, contributed or otherwise converted into private or publicly-traded stock of a corporation, interests in a limited liability company or other interests or assets (and vice-versa), and any such exchange, contribution or conversion will likely not constitute a disposition of the type that results in investors receiving distributions. Furthermore, we participate in Investments in or alongside Other Blackstone Accounts, some of which have terms or durations that are shorter than our term in light of our perpetual nature, and the Sponsor and Blackstone (as applicable) will consider our interests and the interests of such Other Blackstone Accounts, taken as a whole (including the terms of each relevant vehicle), in determining the relevant holding period for each Investment, as applicable. In addition, we will generally not be able to sell our securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities for a period of time. Moreover, if it is determined that we will dissolve, we may make Investments which may not be advantageously disposed of prior to the date that we will be dissolved. We could have to sell, distribute, or otherwise dispose of Investments at a disadvantageous time and for a price which is less than the price that could have been obtained if the Investments were held for a longer period of time.
Unionization
.
In view of some of our Investments in Europe where unionized work forces are typical, it is expected that certain Portfolio Entities and/or their service providers may have a unionized work force or employees who are covered by a collective bargaining agreement, which could subject any such Portfolio Entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a Portfolio Entity’s operations and profitability could suffer if it or its service providers experience labor relations problems. Upon the expiration of any of such Portfolio Entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such Portfolio Entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Additionally, any such problems may bring scrutiny and attention to us, which could adversely affect our ability to implement our investment objectives.

Future Investment Techniques and Instruments
.
Subject to the terms of the BXINFRA U.S. Partnership Agreement, the Investment Management Agreement and applicable law, we may employ new investment techniques or invest in new instruments that the Sponsor believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein. Such investment techniques or instruments could entail risks not described herein. New investment techniques or instruments, including the use of machine learning technology and generative artificial intelligence, could be not thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.
Technological, Scientific and Other Innovations
.
Recent technological, scientific and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological, scientific and other innovation continues to advance or be created rapidly, it could impact one or more of our strategies. Any of these new technological, scientific and other innovations could significantly disrupt the market in which our Investments operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of Investments. Moreover, given the pace of innovation in recent years, including the use of machine learning technology and generative artificial intelligence, the impact on a particular Investment may not have been foreseeable at the time we made such Investment and may adversely impact us and/or our Portfolio Entities. Furthermore, the Sponsor could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Investments in Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles
Minority and
Non-Control
Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles; Dependence on Third-Party Fund Managers.
We invest and/or can invest in minority,
non-controlling,
equity, equity-related and/or revenue interests in Third-Party Fund Managers and make passive investments in Third-Party Pooled Investment Vehicles. We will not be responsible for the results of the Third-Party Pooled Investment Vehicles and Third-Party Fund Managers. The existing management of such Third-Party Fund Managers will typically retain autonomy over the day-to-day
operations of the business and will generally retain a majority stake in such business.
In holding such
non-controlling
interests, we will also have a limited ability to create or take advantage of exit opportunities. Our inability to control the timing of the making, restructuring, refinancing and exiting of our Investments could adversely affect performance. The timing and extent to which we realize proceeds from any disposition, listing, financing or other liquidity event with respect to any Investment will to a large extent depend on the decisions and actions of Third-Party Fund Managers. The management of Third-Party Fund Managers could make business, financial or management decisions with which the Sponsor does not agree or such management could take risks or otherwise act in a manner that does not serve our interests. The returns of our investments in such Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles will depend largely on the performance of unrelated Third-Party Fund Managers and could be substantially adversely affected by the unfavorable performance and/or practices and policies of the Third-Party Fund Managers. The performance of a Third-Party Fund Manager could also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such Third-Party Fund Manager’s performance.
Misconduct and Regulatory
Non-Compliance
and Fund Reputation; Bad Acts of Third-Party Fund Managers, Employees, Portfolio Companies or Service Providers.
Our Investments in Third-Party Fund Managers could expose Blackstone to further public scrutiny. In an industry that is reliant to a very large extent on reputation, regulatory non-compliance
and misconduct by portfolio managers or employees of a Third-Party Fund Manager, its portfolio companies or its third-party service providers could cause significant losses, directly or indirectly, to a Third-Party Fund Manager and, consequently, to us. Alternative investment managers operate in a highly regulated environment, and we may have little or no oversight over or input in the activities of Third-Party Fund Managers and will rely on each Third-Party Fund Manager to manage its activities in a manner consistent with applicable laws and regulations and in a manner which will permit such Third-Party Fund Manager to maintain a quality reputation. It will also be difficult, and likely impossible, for the Sponsor to protect us from the risk of fraud, misrepresentation or material strategy alteration by portfolio managers or employees of the Third-Party Fund Managers, their third-party service providers or their portfolio companies. In addition, portfolio managers, employees and third-party service providers of a Third-Party Fund Manager or its portfolio companies could improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting a Third-Party Fund Manager’s business prospects or future marketing activities.

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
Attractiveness to Third-Party Fund Managers of an Investment by Us
.
Our structure and investment objective could impair our ability to complete Investments. Among the realization and monetization strategies that can be pursued by the Sponsor are liquidity events such as a public listing of interests in a Third-Party Fund Manager or a sale of all or some of our interests in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles. A prospective Third-Party Fund Manager could be uninterested in an investment by us if required to disclose information that might be made public as part of a liquidity event or if it could ultimately result in such Third-Party Fund Manager eventually becoming a publicly traded entity. In addition, while a Third-Party Fund Manager could feel comfortable with us being a minority owner of its business, it could have a different view for potential transferees.
General Risks related to Investments in Third-Party Fund Managers and Third-Party Pooled Investment Vehicles.
Before making investments, the Sponsor will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment and known at that time. The due diligence investigation that the Sponsor carries out with respect to any investment opportunity could inadequately or not reveal or highlight all relevant facts that could be necessary or helpful in evaluating such investment opportunity. The Sponsor could decide to invest in a Third-Party Fund Manager despite the identification of deficiencies or concerns in such Third-Party Fund Manager for various reasons without notice. In addition, negotiating and executing transaction agreements, together with the process of identifying and diligencing a Third-Party Fund Manager, can be time-consuming and burdensome and result in high transaction costs, which generally would be borne by us (and not split between us and the target Third-Party Fund Manager unless specifically agreed).
Among the factors that the Sponsor can consider in selecting Third-Party Fund Managers for investment is a record of strong financial performance and prospects for future success and growth. However, the past performance of a Third-Party Fund Manager and/or its Third-Party Pooled Investment Vehicles is not indicative of such Third-Party Fund Manager’s future performance. There is no assurance that a Third-Party Fund Manager will achieve similar revenues or profits in the future and an investment with a Third-Party Fund Manager could result in a partial or total loss for us.
Third-Party Fund Managers can enter into new lines of business not anticipated by us at the time we invest in such Third-Party Fund Managers. Third-Party Fund Managers could also have the ability to change their investment objectives and strategies and economic and other terms after we have made our investments in such Third-Party Fund Managers or Third-Party Pooled Investment Vehicles, and such change in the investment objectives and strategies could be different from the objectives currently expected by the Sponsor. We will likely not have the ability to prevent Third-Party Fund Managers from taking such action and decisions by the Third-Party Fund Managers could negatively impact our performance.
It is expected that Third-Party Fund Managers will implement similar leverage arrangements to us with respect to their Third-Party Pooled Investment Vehicles, which would increase the overall indirect leverage applicable to our Investments. The Third-Party Fund Managers could obtain leverage at the “fund” level. The exercise by any lenders of their remedy under a subscription facility to issue drawdown notices to investors in the relevant Third-Party Pooled Investment Vehicle would reduce the amount of capital otherwise available to such Third-Party Pooled Investment Vehicle for making investments and could negatively impact its ability to make investments or achieve its investment objectives. In addition, such borrowings could limit our ability to use our interests in the relevant Third-Party Pooled Investment Vehicle as collateral for other indebtedness that we could bear.

A Third-Party Fund Manager or a Third-Party Pooled Investment Vehicle could make distributions to us that are subject to clawback arrangements with such Third-Party Fund Manager or Third-Party Pooled Investment Vehicle (as applicable). Accordingly, we could determine to set aside amounts that we could otherwise reinvest or distribute to unitholders for the purpose of making clawback payments. Amounts set aside to fund clawback payments will reduce the amount of funds available for distribution to unitholders or additional investments by us. In addition, we could make commitments to Third-Party Fund Managers and/or Third-Party Pooled Investment Vehicles in excess of our total capital. As a result, we could need to retain distributions or take other measures (e.g., borrowing) if we do not generate sufficient cash flow from its investments to meet these commitments.
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
Pooled Secondary Investments.
In some cases, we could have the opportunity to acquire a portfolio of interests in Third-Party Pooled Investment Vehicles or Other Blackstone Accounts from a seller on an “all or nothing” basis. Certain of the interests in such portfolio could be less attractive than others, and certain of the sponsors of such Third-Party Pooled Investment Vehicles could be more familiar to the Sponsor than others, or could be more experienced or highly regarded than others. In such cases, we could be unable to carve-out from such purchase those investments that the Sponsor considers (for commercial, tax, legal or other reasons) less attractive. It could also be more difficult for the Sponsor to successfully value and close on investments being sold on a portfolio basis.
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
Bankruptcy and Other Proceedings
.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction, including under the U.S. Federal Bankruptcy Code, (or has a petition filed against it), an automatic stay could prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency or bankruptcy filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors could be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder or if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral could be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if we hold a secured claim, we could be prevented from enforcing our security and collecting the value of the collateral securing our debt, unless relief from the automatic stay is granted. If relief from the stay is not granted, we could be unable to realize a distribution on account of our secured claim until a distribution (if any) is made to us by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy or insolvency proceedings and could be invalidated for a variety of reasons. For example, security interests could be set aside because, as a technical matter, they have not been perfected properly under the Uniform Commercial Code or other applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will almost certainly experience a significant loss of its investment. There can be no assurance that the security interests securing our claims will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.
Moreover, debt could be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company filing for protection from creditors under the U.S. Federal Bankruptcy Code. Creditors’ claims could be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of a company prior to its filing under the U.S. Federal Bankruptcy Code. Serving on an official or unofficial creditors’ committee, for example, increases the possibility that we will be deemed an “insider” or a “fiduciary” of the Portfolio Entity we have so assisted and could increase the possibility that the bankruptcy court will invoke the doctrine of “equitable subordination” with respect to any claim or equity interest held by us in such company and subordinate any such claim or equity interest in whole or in part to other claims or equity interests in such company. See also “—Equitable Subordination” herein. Claims of equitable subordination could also arise outside of the context of our committee activities. If a creditor is found to have interfered with the company’s affairs to the detriment of other creditors or shareholders, the creditor could be held liable for damages to injured parties. While we will attempt to avoid taking the types of action that would lead to equitable subordination or creditor liability, there can be no assurance that such claims will not be asserted or that we will be able successfully to defend against them. In addition, if representation of a creditors’ committee of a company causes us or the Sponsor to be deemed an affiliate of the company, the securities of such company held by us could become restricted securities, which are not freely tradable.
While the challenges to liens and debt described above normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other state or federal proceedings. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that we will be able successfully to defend against them. To the extent that we assume an active role in any legal proceeding involving the debtor, we could be prevented from disposing of securities issued by the debtor due to our possession of material, non-public information concerning the debtor.

Certain European jurisdictions could follow common law principles analogous to those practiced in the United States under the so-called
“equitable subordination” doctrine whereby lenders can become subject to claims from creditors of an obligor that debt obligations of such obligor which are held by such lender should be equitably subordinated. See also “—Equitable Subordination” herein. Certain European jurisdictions could present different issues. In the UK, a lender could be exposed to liability as a “shadow director” of a borrower if the lender exercises a sufficient level of control over a borrower such that the directors of the borrower are accustomed to act in accordance with the lender’s directions or instructions. If a lender is found to be a shadow director of a borrower, among other things the lender can (where the borrower has gone into insolvent liquidation and the lender did not take every step to minimize loss to the borrower’s creditors once the lender concluded or should have concluded that there was no reasonable prospect of avoiding insolvent liquidation) be ordered by the court to make a contribution to the company’s assets.
From time to time, we can invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession
or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associated with such loans. Furthermore, it is possible that the debtor’s reorganization efforts can fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure could be unrecognized in some or all jurisdictions.
Insolvency proceedings are inherently litigious, time-consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings could have adverse and permanent effects on a company. For instance, the company could lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company could be unequal to the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, could in certain jurisdictions have priority by law over the claims of other creditors.
In the event of the insolvency of an obligor in respect of an Investment, our recovery of amounts outstanding in insolvency proceedings could be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and could adversely affect our ability to recover such amounts as are outstanding from the insolvent obligor under the Investment, which could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and the value of the Units. Similarly, the ability of obligors to recover amounts owed to them from insolvent companies could be adversely impacted by any such insolvency regimes applicable to those insolvent companies, which in turn could adversely affect the abilities of those obligors to make payments to us due under the investment on a full or timely basis. In addition, insolvent companies located in certain jurisdictions could be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded in European or U.S. jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our Investments in any such insolvent companies could be adversely affected. For example, insolvency law and process in such other jurisdiction could differ substantially from that in the large European markets or in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Equitable Subordination
.
Certain jurisdictions have legal principles that in some cases form the basis for so-called
“lender liability” claims, if a lender (a) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “equitable subordination”). We do not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine; however, because of the nature of the debt obligations relating to certain types of debt investments we may make, we may be subject to claims from creditors of an obligor asserting that debt obligations of such obligor that are held by us should be equitably subordinated.
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
CLOs
.
We may invest directly or indirectly (including “equity” or residual tranches) in collateralized loan obligations (“CLO”) products and other securitizations (including CLO products formed or managed by Other Blackstone Accounts or their affiliates) either through primary offerings or secondary market purchases of such interests. CLOs are generally limited recourse obligations of the issuer (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, real estate investment trusts, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. Securitization Assets are typically actively managed by an investment manager, and as a result the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on the CLO equity securities will depend in part upon the ability of each investment manager to actively manage the related portfolio of Securitization Assets. For the avoidance of doubt, investments in CLOs and other Securitization Vehicles will not be characterized as Primary Commitments or Secondary Investments for purposes of certain investment limitations herein. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
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

Unrated Debt Obligations
.
We may invest in investments consisting of debt which may be unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than rated debt obligations, or debt investments which rank behind other outstanding obligations of the obligor, all or a significant portion of which, may be secured on substantially all of that obligor’s assets. In addition, evaluating credit risk for debt investments involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Any of these factors could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and the value of a unitholder’s interest in BXINFRA.
To the extent that we invest in
sub-investment
grade investments that are also stressed or distressed then the risks discussed above are heightened.
Credit Ratings are Not a Guarantee of Quality
.
Credit ratings of assets represent the rating agencies’ opinions regarding their credit quality and are not a guarantee of quality. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, unless the terms of such corporate debt obligation provide otherwise, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value; therefore, ratings may not fully reflect the true risks of an investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation may not be a completely reliable indicator of investment quality. Rating reductions or withdrawals may occur for any number of reasons and may affect numerous assets at a single time or within a short period of time, with material adverse effects upon the corporate debt obligation. It is possible that many credit ratings of assets included in or similar to the corporate debt obligation will be subject to significant or severe adjustments downward.
Preferred Equity
.
We have the ability to invest in preferred equity interests which generally rank junior to all existing and future indebtedness but senior to common equity. In the event of a bankruptcy, liquidation, reorganization or other winding-up
with respect to an issuer in which we hold a preferred equity interest, we would bear a risk of lost principal, in whole or in part, as such interests are generally not secured. In addition, while we are expected to seek management rights in our equity investments, preferred equity generally has fewer governance rights than common equity, and investments in preferred equity may therefore be subject to risks of management decisions outside of our control.
Risks Related to Outside Events
Environmental Regulations
.
Environmental laws, regulations and regulatory initiatives play a significant role in certain industries and can have a substantial impact on investments in these industries. Infrastructure assets may be subject to numerous statutes, rules, and regulations relating to environmental protection, and international, national and local environmental laws and regulation which affect the operations of such projects. We are expected to invest in Investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws, regulations and permit requirements can be identified. Standards are set by these laws and regulations regarding certain aspects of health, safety and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed of, which presents a risk of a Portfolio Entity paying for more than its fair share of clean-up
costs associated with a contaminated property. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws, regulations or permit requirements could impose substantial additional costs on Investments or potential investments. Required expenditures for environmental compliance and the direct and indirect impacts of increased environmental regulation have adversely impacted investment returns in a number of segments of the infrastructure, real estate and real assets industries, and such industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-government
organizations and special interest groups. Compliance with such current or future environmental requirements does not ensure that the operations of our Investments will not cause injury to the environment or to people under all circumstances or that our Investments will not be required to incur additional unforeseen environmental expenditures. In particular, the oil and gas industry, sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Environmental hazards could expose our Investments to material liabilities for property damage, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. Moreover, failure to comply with regulatory, legal or permit requirements could have a material adverse effect on a Portfolio Entity or Investment, and there can be no assurance that Portfolio Entities will at all times comply with all applicable environmental laws, regulations and permit requirements. Any non-compliance
with these laws, regulations and permit requirements could subject us and our Portfolio Entities to material administrative, civil and/or criminal enforcement proceedings, penalties and other liabilities, including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal
of permits, loss of contracts, and reputational impacts. Additionally, community and environmental groups may protest the development or operation of infrastructure or real estate assets which may induce government action to the detriment of BXINFRA. Some of the most onerous environmental requirements regulate air emissions of pollutants and GHGs.
Furthermore, we may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to CERCLA in the U.S., liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved without regard to whether the party knew of, or was responsible for, the contamination; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of Investments, and other properties impacted by such contamination, exposing our Investments to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. We could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of real property can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that we have an indemnity from a third party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment. In such cases, governmental authorities and others may seek to require us to satisfy the claims from other assets and Investments and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership (such as us) subject to environmental liability. However, a limited partner may reduce its risk of such personal liability by, for example, avoiding activities with respect to our Investments other than as specifically contemplated by the BXINFRA U.S. Partnership Agreement.

Additionally, as consensus builds that global warming is a significant threat, initiatives seeking to address climate change through regulation of GHG emissions have been adopted by, are pending or have been proposed before international and regional regulatory authorities. Many industries (e.g., manufacturing, electrical power generation, fuel production/distribution/storage, transportation and insurance) face various climate change risks, many of which could conceivably materially impact them. Such risks include (a) regulatory/litigation risk (e.g., changing legal requirements that could result in increased permitting and compliance costs, changes in business operations, the discontinuance of certain operations and related litigation); (b) market risk (e.g., declining market for products and services seen as GHG intensive); and (c) physical risk (e.g., risks to plants or property owned, operated or insured by a company posed by rising sea levels, increased frequency or severity of storms, drought, wildfires and other physical occurrences attributable to climate change). These risks could result in unanticipated delays or expenses, especially for electricity, and, under certain circumstances, could prevent completion of investment activities once undertaken, any of which could have an adverse effect on us.
GHG Accounting
.
If and to the extent we evaluate any generated, reduced, removed or avoided GHG emissions relating to its portfolio, the Sponsor may depend upon information and data provided by Portfolio Entities or obtained via third-party reporting or advisors or estimation, which may be incomplete or inaccurate and could cause the Sponsor to incorrectly assess a Portfolio Entity’s emissions data. Additionally, GHG accounting standards are rapidly evolving, and there is uncertainty in how these standards will treat reduced or avoided emissions (in particular) going forward. Moreover, there is growing regulatory interest in improving transparency around how asset managers and companies define and measure emissions in order to allow investors and the general public to validate and better understand sustainability claims. GHG accounting for investments could become subject to additional regulation in the future, and the Sponsor cannot predict how future market and regulatory shifts may impact its ability to evaluate GHG emissions. For the avoidance of doubt, we are not required to perform any such evaluations.
Insurance
Availability of Insurance Against Certain Catastrophic Losses
.
With respect to Investments, the Sponsor may seek to require us, the underlying Portfolio Entities and/or project to obtain liability, fire, flood, extended coverage, rental loss, cyber sabotage and/or terrorism insurance with insured limits and policy specifications that the Sponsor, or, if applicable, Portfolio Entity management, believes are customary and reasonable. However, certain losses of a catastrophic nature, such as wars, natural disasters, physical climate-related events and terrorist attacks (including cyber sabotage) or other similar events, may be either uninsurable or insurable only at uneconomically high rates such that no insurance coverage exists, the Sponsor may be underinsured or maintenance of such coverage would cause an adverse impact on the related Portfolio Entities. In general, losses related to terrorism and cyber sabotage are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism and/or cyber sabotage, in others the coverage against terrorist acts and/or cyber sabotage is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather events, and physical climate-related events and earthquakes, and it is possible that other coverage areas, such as liabilities arising from legal, tax and regulatory considerations, could also face such pressure from insurers, and all of the foregoing may lead to consequences beyond the insurance coverage contracted by the Sponsor. As a result, not all Investments are expected to be insured, in whole or at all, against all risks. Furthermore, even when insurance is available and has been procured, formalities must be followed to obtain the benefit of the insurance in the case of a loss event, such as timely delivery of a notice of claim; a failure to follow these formalities could result in voidance of coverage. If a major loss for which insurance is unavailable occurs, we could lose both invested capital in and anticipated profits from the affected Investments.
Capital Requirements and Distributions
Capital Intensive
.
Infrastructure investing is capital intensive. We could own or acquire assets that have defects, and normal wear and tear on our assets necessitate repairs. We may own or acquire an asset with a capital expenditure plan, but the condition of the asset may cause the capital requirements to exceed expectations. Furthermore, we may be required to expend funds to correct defects or to make improvements before an Investment in an asset can be sold. In all these cases, we would be required to expend capital on the asset in excess of the Sponsor’s business plan. No assurance can be given that we will have the necessary funds available to meet the capital requirements of any particular asset or that any such efforts or expenditures will be successful.

“
Platform
”
Investments; Additional Capital Requirements
.
Certain of our Portfolio Entities, especially those in a development or “platform” phase, may be expected to require additional financing to satisfy their working capital requirements or acquisition strategies and such additional financings may be invested based on valuations that differ materially. The amount of such additional financing needed will depend upon the maturity and objectives of the particular Portfolio Entity. Each such round of financing (whether from us or other investors) is typically intended to provide a Portfolio Entity with enough capital to reach the next major corporate milestone. If the funds provided are not sufficient, a Portfolio Entity may have to raise additional capital at a price unfavorable to the existing investors, including us, or may suffer material adverse consequences if it fails to obtain the capital. Subsequent rounds of financing in “platform” Portfolio Entities to which we provided initial financing could be provided in whole or in part by co-investors
and/or Other Blackstone Accounts that did not participate in previous rounds of financing rather than by us to the extent Blackstone determines such allocation is appropriate, which would dilute our ownership of such Portfolio Entity. In addition, we may make additional debt and/or equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such Portfolio Entity in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such Portfolio Entity’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control or the control of any Portfolio Entity. There can be no assurance that we or any Portfolio Entity will be able to predict accurately the future capital requirements or that additional funds will be available from any source when needed.
We may experience delays in investing our available capital from time to time, which may cause our performance to be worse than the performance of other investment vehicles with investment programs that are similar to our investment objectives. The Sponsor may not be able to identify a sufficient number of potential investments that meet our investment objectives. The Sponsor may be unable to invest all of our available capital on acceptable terms, which would reduce the returns to us.
Conversely, we may deploy a significant amount of or majority of our capital over a short period of time, which would increase the likelihood that we will be adversely impacted by market dislocations, economic shocks, recessions, depressions, and other similar market downturns. See “—Financial Market Fluctuations; Availability of Financing” herein for additional information. This, in turn, could leave an insufficient amount of remaining capital available to us to seek to invest opportunistically during and after such downturn.
Adequacy of Reserves; Participation in
Follow-On
Investments
.
As is customary in the industry, we have established, and could in the future establish further, holdbacks or reserves, including for estimated accrued Fund Expenses (as defined below), Management Fees, the Performance Participation Allocation, servicing fees, Administration Fees, pending or anticipated liabilities, Investments, claims and contingencies relating to us. Estimating the appropriate amount of such reserves is difficult and inadequate or excessive reserves could impair the investment returns to unitholders. Further, the allocation of investment opportunities among us and Other Blackstone Accounts may depend, in part, on the respective reserves at the time of allocating the opportunity, possibly resulting in different investment allocations if any such reserves are inadequate or excessive.
If our reserves are inadequate, capital is insufficient and other cash is unavailable (including due to the inability to obtain other financing), we may be unable to take advantage of attractive investment opportunities or protect its existing Investments. In these circumstances the Sponsor would be expected to allocate such opportunities to Other Blackstone Accounts, which, in the case of further investments in existing Portfolio Entities, could result in our interest being subject to dilution and may give rise to other significant risks and conflicts of interest. We may similarly not participate in a follow-on
opportunity (and therefore our interest would be subject to dilution or increase, as applicable) where such follow-on
opportunity does not comply with the investment or leverage limitations in the BXINFRA U.S. Partnership Agreement, even if the original investment did. We may to the contrary be obligated to bear a larger share of any follow-on
opportunity than we otherwise would, where one or more Other Blackstone Accounts or co-investment
vehicles ultimately do not participate in such
follow-on
opportunity (including, without limitation, as a result of investment limitations or portfolio structuring considerations with respect to such Other Blackstone Account or co-investment
vehicles have insufficient capital available to invest
pro-rata
in such
follow-on
opportunity, in each case, as determined in good faith by their respective general partners). There can be no assurance that we will not be adversely affected by such allocations. For the avoidance of doubt, in the event that we are allocated a larger or a smaller share of a follow-on
opportunity than we otherwise would have received as described above, the updated ownership percentages following the consummation of such follow-on
opportunity of ours and any applicable
co-investment
vehicles (or Other Blackstone Accounts) in such investment opportunity are expected to be based on the fair market value of the investment at the time of such follow-on
opportunity or the fair market value of the Investment as of the last available valuation (which, for the avoidance of doubt, may be as of the end of the immediately preceding fiscal quarter) rather than the original cost of the Investment. There can be no assurance that we will not be adversely affected by such allocations. If our reserves are excessive, we may not fully deploy its assets.
Deployment of Capital
.
In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, we hold cash or liquid Investments pending deployment into other Investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of unitholders or may be invested in money market accounts or other similar temporary investments.
In the event we are unable to find suitable investments, such cash or liquid investments may be maintained for longer periods, which would adversely impact the ability of our NAV to appreciate and would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary Investments pending deployment into Investments will generate significant interest, and unitholders should understand that such low interest payments on the temporarily invested cash may adversely affect our overall returns.
Sourcing and Payment of Distributions
.
We have not established a minimum distribution payment level, and our ability to make distributions to our unitholders may be adversely affected by a number of factors, including the risk factors described in this report. As of the date of this report, we have a limited track record and may not generate sufficient income to make distributions to our unitholders or otherwise make any distributions at all. Our General Partner will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our unitholders are:

•	our inability to invest the proceeds from sales of our Units on a timely basis,
•	our inability to realize attractive risk-adjusted returns on our Investments,
•	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings, and
•	defaults in our investment portfolio or decreases in the value of our Investments.
As a result, we may not be able to make distributions to our unitholders at any time in the future, and the level of any distributions we do make to unitholders could remain the same or even be reduced over time, any of which could materially and adversely affect the value of your investment.
We may not generate sufficient cash flow from operations to fully fund distributions to unitholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our Units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Investment Manager elects to receive its Management Fee and/or Administration Fee in Units and the General Partner elects to receive distributions on its Performance Participation Allocation in Units, how quickly we invest the proceeds from this and any future offering and the performance of our Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of an offering will result in us having less funds available to acquire Investments. As a result, the return a unitholder realizes on its investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute a unitholder’s interest in us on a percentage basis and may impact the value of its investment especially if we sell these securities at prices less than the price such unitholder paid for their Units. We may be required to continue to fund our regular distributions from a combination of some of these sources if our Investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
We may also defer operating expenses or pay expenses (including the fees of the Investment Manager or distributions to the General Partner) with our Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may redeem Units from the Investment Manager or the General Partner shortly after issuing such Units as compensation. The payment of expenses with our Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Investment Manager and General Partner are under no obligation to receive future fees or distributions in our Units and may elect to receive such amounts in cash.
In-Kind
Remuneration to the Investment Manager and/or General Partner
.
The Investment Manager or the General Partner may choose to receive our Units in lieu of certain fees or distributions. Redemptions of our Units (a) from the Investment Manager paid to the Investment Manager as Management Fee and/or Administration Fee and (b) from the General Partner distributed to the General Partner with respect to its Performance Participation Allocation are subject to the quarterly volume limitations of the Unit Redemption Plan.
Electronic Delivery of Certain Documents
.
Pursuant to the BXINFRA U.S. Partnership Agreement, each unitholder will consent to electronic delivery (including email or posting on our intranet website or other internet service in accordance with the BXINFRA U.S. Partnership Agreement) of (a) any notices or communications required or contemplated to be delivered to the unitholder by the Sponsor, pursuant to applicable law or regulation (including, without limitation, the Exchange Act and the U.S. Gramm-Leach-Bliley Act of 1999, as amended), at the option of the person making such delivery and (b) any notices, requests, demands or consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the unitholders under the BXINFRA U.S. Partnership Agreement or under any other agreement that may be applicable to a unitholder’s investment in us. There are certain risks (e.g., slow downloading time and system outages) associated with electronic delivery. Moreover, the Sponsor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet based system.

Portfolio Entities
Litigation.
In connection with ordinary course investing activities, the Sponsor and/or we, as well as our Portfolio Entities, may become involved in litigation, including as a party or non-party
or in governmental and/or regulatory inquiries, investigation or proceedings either as a plaintiff or defendant. There can be no assurance that any such litigation, investigation or proceeding, once begun, would be resolved in favor of the Sponsor, us and/or the Portfolio Entity (as applicable). Any such litigation could be prolonged and expensive. In addition, it is by no means unusual for participants in reorganizations, take-privates or other transactions to use the threat of, as well as actual, litigation as a negotiating technique. The expense of researching and gathering information in respect of any discovery requests or potential litigation, defending against claims by third parties and paying any amounts pursuant to settlements or judgments generally would be borne by us and would reduce net assets. In addition, from time to time past or current partners, members, employees and managers of the Sponsor may disagree with the Sponsor and/or its management over terms related to separation or other issues. If not resolved, such disputes could lead to litigation or arbitration, which could be costly, distracting and/or time consuming for the Sponsor.
Risks Relating to Due Diligence of Investments
.
Before making Investments, the Sponsor will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances known at that time. Due diligence may entail, among other factors, evaluation of important and complex business, financial, tax, accounting, insurance-related, sustainability, real property and legal issues. When conducting due diligence and making an assessment regarding an Investment, the Sponsor will rely on the resources available to it, including information provided by the counterparty and third-party investigations or the due diligence conducted by an Other Blackstone Account. However, representations made by a counterparty could be inaccurate, and third-party investigations may not uncover risks.
In addition, in certain instances, we may not have access to all available information to determine fully the origination and underwriting practices utilized with respect to the Investments or the manner in which the Investments have been serviced and/or operated. As a result, the Sponsor’s due diligence activities may provide less information than due diligence reviews conducted in certain developed countries. The lower standards of due diligence in certain countries or with certain unsophisticated counterparties will increase the risk related to our Investments in these countries and with these unsophisticated counterparties. Although we will endeavor to conduct appropriate due diligence in connection with each investment, no guarantee can be given that they will obtain the information or assurances that an investor in a more sophisticated jurisdiction or working with a more sophisticated counterparty would obtain before proceeding with an investment.
As a result, due diligence investigations conducted with respect to any investment opportunity may not reveal or highlight all relevant facts necessary or helpful to make the investment decision. Moreover, such an investigation will not necessarily result in the Investment being successful. There can be no assurance that attempts to provide downside protection with respect to Investments, including pursuant to risk management procedures described in this report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk. Conduct occurring at Portfolio Entities, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us.
There can be no assurance that the Sponsor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence investigation or during its efforts to monitor an Investment on an ongoing basis or that any risk management procedures implemented by the Sponsor will be adequate. In the event of fraud by any Portfolio Entity or any of its affiliates, we may suffer a partial or total loss of capital invested in that Portfolio Entity. An additional concern is the possibility of material misrepresentation or omission on the part of the Portfolio Entity or the seller. Such inaccuracy or incompleteness may adversely affect the value of our Investments in such Portfolio Entity. The Sponsor will rely upon the accuracy and completeness of representations made by Portfolio Entities and/or their former owners in the due diligence process to the extent reasonable when it makes its Investments, but cannot guarantee such accuracy or completeness of any such representation. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a Portfolio Entity may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Consultants, legal advisors, appraisers, accountants, investment banks and other third parties can be expected to be involved in the due diligence process and/or the ongoing operation of our Portfolio Entities to varying degrees. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third-party service provider whose fees and expenses will be borne by the Portfolio Entities or us and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control of the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be adversely affected. See “—Portfolio Entity Relationships Generally” and “—Expedited Transactions” herein.
Misconduct by Sponsor Employees and Fund Service Providers
.
Misconduct by employees of the Sponsor, our Portfolio Entities and our service providers and/or their respective affiliates could cause significant losses to us. Misconduct may include fraud, entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, the improper use or disclosure of confidential or material non-public
information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities, and non-compliance
with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to us. The Sponsor has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the Sponsor will be able to identify or prevent such misconduct.
Reliance on Portfolio Entity Management and Third Parties
.
In many instances, the management team of a Portfolio Entity will have significant responsibility for the day-to-day
operations of one or more of our Investments and, in certain circumstances, is expected to identify potential investment opportunities. Further, for the avoidance of doubt, the management team, board of directors and/or subcommittees thereof of a Portfolio Entity are expected, in certain circumstances, to have discretion to cause a Portfolio Entity to acquire additional assets, including on a programmatic basis and/or within a certain set of parameters. Although the Sponsor will be responsible for monitoring the performance of our Investments and intends to acquire and invest in Portfolio Entities with strong management teams or build strong management teams at each of them, there can be no assurance that the management team of any Portfolio Entity will operate in accordance with the Sponsor’s expectations. Moreover, Portfolio Entities can lose employees (including to the Sponsor and/or Blackstone), as the market for high-performing executive talent can be competitive, notwithstanding general unemployment levels or developments within a particular industry. There can be no assurance that Portfolio Entities will be able to attract, develop, integrate and retain suitable management team members over the life of BXINFRA and, as a result, such investment and BXINFRA could be adversely affected thereby.
Furthermore, consultants, legal advisors, appraisers, accountants, investment banks and other third parties will be involved in the due diligence process and/or our ongoing operation and our Portfolio Entities to varying degrees. Moreover, in negotiating and structuring transactions with our counterparties (such as investment banks, financial intermediaries, and other service providers) or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – rather, the Sponsor will be free to consider relationship, reputational and market considerations, which can in some circumstances result in less favorable terms to us than might be negotiated if those considerations were not taken into account. For example, certain asset management, finance, administrative and other similar functions, such as data entry relating to a Portfolio Entity, may be outsourced to a third-party or affiliated service provider whose fees and expenses will be borne by us or such Portfolio Entity and will not offset Fund Fees. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Sponsor’s reduced control over the functions that are outsourced. In addition, if the Sponsor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. See “—Portfolio Entity Relationships Generally” herein.

Risks in Effecting Operating Improvements
.
In some cases, the success of our investment strategy will depend, in part, on our ability to restructure and effect improvements in the operations of a Portfolio Entity. The activity of identifying and implementing restructuring programs and operating improvements at Portfolio Entities entails a high degree of uncertainty. For example, cooperation of employees, consultants and other stakeholders required to make improvements could be difficult to obtain, or those employees, consultants and stakeholders may not be effective at making change. Furthermore, technology that the Sponsor expects to aid improvements may not be as effective or easily implemented as anticipated. For these and other reasons, there can be no assurance that we will be able to successfully identify and implement restructuring programs and improvements, including in relation to sustainability matters.
Expedited Transactions
.
Investment analyses and decisions by the Sponsor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Sponsor at the time of making an investment decision may be limited, and the Sponsor may not have access to the detailed information necessary for a full evaluation of the investment opportunity, such as physical characteristics, environmental matters, zoning restrictions or other local conditions affecting an investment property. In addition, the Sponsor can be expected to rely upon independent consultants or attorneys in connection with their evaluation of proposed investments. There can be no assurance that these consultants or attorneys will accurately evaluate proposed investments. Therefore, no assurance can be given that the Sponsor will have knowledge of all circumstances that may adversely affect an investment at the time the investment decision is made, and we may make Investments which we would not have made if more extensive due diligence had been undertaken.
Portfolio Entity Liabilities
.
Liabilities of Portfolio Entities, including those related to activities that occurred prior to our investment therein, could have an adverse impact on us. For example, the European Commission held that certain private fund entities associated with a financial sponsor that were owners of a former Portfolio Entity that was found to have participated in anticompetitive cartel activities were liable for the underlying conduct on the basis that such funds had exercised decisive influence over the former Portfolio Entity. This precedent illustrates the risk that even if private equity funds are only involved in the high-level strategy and commercial policy of their Portfolio Entities, it does not exclude them from potential liability in the context of certain courts and/or regulators. Similarly, various jurisdictions permit certain classes of creditors and government authorities to make claims (including, by way of example only, claims relating to environmental, consumer protection, antitrust and pension and labor law matters and liabilities) against shareholders of a company if the company does not have resources to pay out the claim. We could, as a result, become liable for certain classes of claims against our Portfolio Entities. Finally, it is possible that creditors of Portfolio Entities owned by Other Blackstone Accounts may seek to make certain claims (including, by way of example only, claims relating to environmental, consumer protection and pension/labor law matters and liabilities) against us due to our common control relationship with Other Blackstone Accounts. The laws of certain jurisdictions provide not only for carve-outs from limited liability protection for a Portfolio Entity that has incurred certain liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such company. For example, if our Portfolio Entity or the Portfolio Entity of an Other Blackstone Account is subject to bankruptcy or insolvency proceedings in a jurisdiction and is found to have liabilities under the local consumer protection laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by entities under common control or that form part of the same economic group, potentially including our Portfolio Entities.

Risks from Operations of Other Portfolio Entities
.
We expect to make, and Other Blackstone Accounts have made, and will continue to make, investments in Portfolio Entities that have operations and assets in many jurisdictions around the world. It is possible that the activities of one Portfolio Entity may have adverse consequences on one or more other Portfolio Entities (including our Portfolio Entities), even in cases where the Portfolio Entities are held by Other Blackstone Accounts and have no other connection to each other. For example, a violation of a rule by or successful litigation against a Portfolio Entity of an Other Blackstone Account could prevent us or one of our Portfolio Entities from obtaining a permit, impact Portfolio Entity operations, or have other adverse consequences.
Charitable Contributions and Political Activities
.
To the fullest extent permitted by applicable law, the Sponsor may, from time to time, require, cause or invite us and/or a Portfolio Entity to make contributions to charitable initiatives, certain communities and/or related organizations or other non-profit
organizations that the Sponsor believes could, directly or indirectly, enhance the value of our Investments, assist in completing an acquisition of a Portfolio Entity or other transaction (whether or not documented at the time of such acquisition or transaction) or otherwise serve a business purpose for, or be beneficial to, us or our Portfolio Entities. Such contributions could be designed to benefit employees of a Portfolio Entity, the community in which a Portfolio Entity operates or a charitable cause essential to, or consistent with, the business purpose of a Portfolio Entity. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Blackstone, portfolio entity management teams, advisors, operating partners, service providers, vendors, joint venture partners, and/or other persons or organizations associated with Blackstone, us, Other Blackstone Accounts or the Portfolio Entities. These relationships could influence the Sponsor’s decision whether to require, cause or invite us or Portfolio Entities to make charitable contributions. Further, from time to time, such charitable contributions by us or the Portfolio Entities could supplement or replace charitable contributions that Blackstone would have otherwise made. Also, in certain instances, the Sponsor may, from time to time, select a service provider or other counterparty to us or our Investments based, in part, on the charitable initiatives of such person where the Sponsor believes such charitable initiatives could, directly or indirectly, enhance the value of our Investments or otherwise be beneficial to the Portfolio Entities.
A Portfolio Entity and/or, less commonly, we on behalf of a Portfolio Entity may, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or
non-U.S.
jurisdictions with the intent of furthering its business interests or otherwise, to the extent permitted by applicable law. Portfolio Entities are not considered affiliates of the Sponsor under the BXINFRA U.S. Partnership Agreement (and in some cases, are not controlled by the Sponsor), and therefore such activities are not subject to relevant policies of the Sponsor and such activities may be undertaken by a Portfolio Entity without the knowledge or direction of the Sponsor. In other circumstances, there may be initiatives where such activities are coordinated by Blackstone for the benefit of one or more Portfolio Entities. In certain circumstances, interests of a Portfolio Entity (which such activities are designed to promote) may not align with or be adverse to the interests of other Portfolio Entities, ourselves, Other Blackstone Accounts or the unitholders. The cost of such activities may be allocated among those Portfolio Entities (and borne indirectly by us). While the costs of such activities will typically be borne by the Portfolio Entity (and indirectly us) undertaking such activities, such activities could also directly or indirectly benefit other Portfolio Entities, Other Blackstone Accounts and/or Blackstone, which may not be required to bear a share of such costs. There can be no assurance that any such activities will be successful in advancing the interests of a Portfolio Entity or otherwise benefit such Portfolio Entity or us.

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
Leverage
Volatility of Credit Markets May Affect Ability to Finance and Consummate Investments
.
The volatility of the global credit markets could make it more difficult to obtain favorable financing or re-financings
for Investments. During periods of market volatility, which often occur during economic downturns, or as a result of other events or periods of uncertainty, generally credit spreads widen, interest rates rise, and investor or bank demand for high-yield debt, senior bank debt, unsecured bonds and credit facilities (including revolving credit facilities) declines. These trends result in reduced willingness by investment banks and other lenders to finance or refinance infrastructure investments and could lead to a deterioration in available terms, which is likely to affect us in purchasing and selling. Our ability to generate attractive investment returns for our unitholders will be adversely affected to the extent we are unable to obtain favorable financing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the economy, which could restrict our ability to sell or liquidate Investments at favorable times or for favorable prices or otherwise may have an adverse impact on our business and operations.
Bridge Financings
.
We or Blackstone may lend to one or more of our assets or companies or to the buyer of one or more of our assets or companies on a short-term, unsecured basis or otherwise invest on an interim basis in a Portfolio Entity in anticipation of a future issuance of equity, long-term debt financing, or other refinancing, syndication or liquidity event. While any such short-term loans (or bridge financings) could be converted into a more permanent, long-term security; however, for reasons not always in our control, issuance of long-term financings or other refinancing or syndication may not occur and such bridge loans may remain outstanding. Similarly, expected sources of cash to repay loans at the borrower may not become available. In such events, the interest rate charged may not adequately reflect the risk associated with the position taken by us.
Credit Support, Indemnifications or Other Obligations.
We may be required to make contingent funding commitments, indemnifications, or guarantees or other obligations to our Portfolio Entities or other vehicles or entities in or alongside which we invest or to other parties and to provide other credit support arrangements in connection therewith. Such credit support may take the form of a guarantee, a letter of credit, indemnification, obligation, an equity commitment or other forms of promise to provide funding. Such credit support may result in fees, expenses and interest costs to us, which could adversely impact our results.
Leverage
.
We have utilized and will continue to utilize significant leverage to finance the operations of ourselves and our Portfolio Entities, to make Investments and for other purposes (including to make any distributions, fund redemptions, support margin loan liquidity, cover asset disposition expenses, enhance returns and provide financing for co-investors
(if applicable) prior to permanent financing being established). The use of leverage involves a high degree of financial risk and will increase our exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the Investments. Although borrowings by us, and our subsidiaries and Portfolio Entities have the potential to enhance overall returns, they will further diminish returns (or increase losses on capital) to the extent overall returns on Investments are less than our cost of funds. This leverage could also subject our Investments to restrictive financial and operating covenants, which have the potential to limit flexibility in responding to changing business and economic conditions. For example, leveraged entities may be subject to restrictions on making interest payments and other distributions. Leverage at a Portfolio Entity may impair a Portfolio Entity’s ability to finance its future operations and capital needs. Although the Sponsor will seek to use leverage in a manner that it believes is appropriate, the leveraged capital structure of such Investments will increase the exposure of the Portfolio Entities to adverse economic factors such as rising interest rates, downturns in the economy, or deteriorations in the condition of the Portfolio Entity or its industry. Moreover, any rise in interest rates may significantly increase a Portfolio Entity’s interest expense, causing losses and/or the inability to service its debt obligations. If a Portfolio Entity cannot generate adequate cash flow to meet debt obligations, we may suffer a partial or total loss of capital invested in the Portfolio Entity. In addition, the amount of leverage used to finance an Investment may fluctuate over the life of such Investment.
The Sponsor also has obtained and intends to continue to obtain leverage at our level. We expect to continue to incur indebtedness, enter into guarantees or other credit support and indemnification arrangements, or incur any other obligations in connection with our investment activities, for any proper purpose, including, without limitation, to enter into and fund Investments, cover fund expenses, Organizational and Offering Expenses, Management Fees, the Administration Fees and/or servicing fees, provide permanent financing or refinancing, provide cash collateral to secure outstanding letters of credit, support margin loan liquidity, cover asset disposition expenses, provide funds for distributions (if any) to unitholders, and to fund redemptions. The General Partner could be incentivized to borrow (whether from a net asset value credit facility (a “NAV Facility”) of BXINFRA or otherwise) for distributions as it will result in the General Partner receiving its Performance Participation Allocation earlier than it would otherwise. Such borrowings also increase our leverage without any corresponding acquisition of assets. Borrowings and guarantees by us may be deal-by-deal
or on a portfolio basis, and may be on a joint, several, joint and several or cross-collateralized basis (which may be on an investment-by-investment
or portfolio wide basis) with any vehicles participating in Blackstone’s side-by-side
co-investment
rights, parallel entities, supplemental capital vehicles (if applicable), co-investment
vehicles, certain third-party
co-investors,
Other Blackstone Accounts (including, for the avoidance of doubt, BXINFRA Lux), joint venture partners and managers of such joint venture partners. Such arrangements will not necessarily impose joint and several obligations on such other vehicles that mirror our obligations (e.g., we may provide credit enhancement through recourse to assets outside of a loan pool, whereas other vehicles may not provide such enhancement). The interest expense of any such borrowings will generally be allocated among us and such other vehicles or funds pro-rata
(and therefore indirectly to the unitholders
pro-rata)
based on principal amount outstanding, but other fees and expenses, including upfront fees and origination costs, could be allocated by a different methodology, including entirely to us. Furthermore, in the case of indebtedness and other obligations on a joint and several or cross-collateralized basis, we could receive capital distributions on a non-pro-rata
basis during the repayment of such indebtedness or we could be required to contribute amounts in excess of its pro-rata
share of the indebtedness or obligation or its interest in the Investment, including additional capital to make up for any shortfall if the other joint and several obligors are unable to repay their pro-rata
share of such indebtedness (including indebtedness relating to investments made by Other Blackstone Accounts in which BXINFRA does not participate). We could lose our interests in performing Investments in the event such performing Investments are cross-collateralized with poorly performing or non-performing
Investments of ours and such other vehicles. We may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with our assets that are in default. Our obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against our leverage limitations. Borrowings under any such facilities (and expenses related thereto) may initially be made with respect to an investment opportunity based on preliminary allocations to us and/or Other Blackstone Accounts that are subject to change and may not take into account excuse rights, investment limits, differences among the relevant entities, and other considerations. BXINFRA may also be obligated in some circumstances to reimburse co-investors
for their losses resulting from cross-collateralization of their investments with its assets that are in default. BXINFRA’s obligations due to the cross-collateralization of obligations with other investment vehicles are permitted but not counted against its leverage limitations. Although the Sponsor will seek to use leverage in a manner it believes is appropriate, the use of leverage involves a high degree of financial risk.

We, Blackstone, Other Blackstone Accounts and their Portfolio Entities can be expected to enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters, letters of credit and other forms of credit support, and other contractual undertakings such as indemnification obligations, back-to-back
or other similar contribution or reimbursement agreements that obligate BXINFRA to fund amounts to special purpose vehicles, portfolio companies or other parties. Such arrangements may subject BXINFRA to a risk of loss that is greater than the value of the portfolio company. Such arrangements will also not be subject to BXINFRA’s Leverage Limit under the BXINFRA U.S. Partnership Agreement even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address. From time to time, BXINFRA may enter into letters of credit in support of one or more of its Portfolio Entities. The treatment of a letter of credit under the BXINFRA U.S. Partnership Agreement will typically depend on the underlying purpose of such letter of credit and its characteristics. For example, a letter of credit may be entered into from time to time for the purpose of BXINFRA agreeing to fund additional equity financing or capital expenditures into a Portfolio Entity (regardless of who the beneficiary to such letter of credit may be) at a certain time or upon the occurrence of a certain event, and in such a case, such letter of credit may not be treated as a guarantee of loans for purposes of any limitations on guarantees contained in the BXINFRA U.S. Partnership Agreement.
Subject to the limitations set forth in the BXINFRA U.S. Partnership Agreement, the Sponsor maintains substantial flexibility in choosing when and how BXINFRA’s NAV Facilities or other credit facilities are used. The Sponsor has adopted a policy and may update or adopt from time to time policies or guidelines relating to the use of such credit facilities. Obligations under NAV Facilities, backleverage and other similar facilities secured or otherwise supported by the Investments in particular may remain outstanding for longer periods of time and may primarily be repaid with proceeds from one or more Investments (including proceeds from unrelated Investments). BXINFRA’s use of credit facilities will be used and managed in the manner described above independently from any Other Blackstone Account’s use of credit facilities (and the contractual restrictions applicable to such Other Blackstone Accounts and other credit facilities may be more or less favorable than those of BXINFRA), even when the same credit facility is being utilized and/or Investments are shared between BXINFRA and an Other Blackstone Account, which may result in different expenses related to borrowings and Investment internal rates of return reported by multiple Blackstone funds for the same Investment. Similarly, while the Sponsor expects to generally utilize credit facilities for BXINFRA and Other Blackstone Accounts in a consistent manner, the use of such credit facilities may differ based on available credit facility capacity and the contractual terms applicable to BXINFRA, Other Blackstone Accounts and such credit facilities, among other factors, may differ. In addition, as part of the policy, the Sponsor has adopted guidelines for the longer-term use (i.e., greater than one year) of the credit facilities. Examples of when the longer-term fund-level financing will typically be used include, but are not limited to (a) for deals that have a longer lead time to generate cash flow or to acquire assets, (b) for deals that require capital to fund operations, including operating expenses prior to developing sufficient scale to self-fund or generate enterprise value and new initiatives or products, (c) for deals where cash is retained in the business to fund activity that results in incremental growth and/or returns for the Investment, (d) to fund in local currencies, including to provide natural hedging for
non-U.S.
dollar investments or to make margin payments as necessary under currency hedging arrangements, (e) under NAV Facilities and other similar facilities and (f) when the Sponsor otherwise determines that it is in BXINFRA’s best interests or otherwise appropriate under the circumstances. See also “—Securitizations; Back Leverage; Holding Vehicles” herein.
By executing a subscription document with respect to us, unitholders will be deemed to have acknowledged and consented to the Sponsor causing us to enter into one or more credit facilities or other similar fund-level borrowing arrangements.

The aggregate amount of our borrowings are subject to certain limits (as more fully set forth in “—Item 1. Business – Leverage”) These limits do not include leverage on Investments (including Investments in or alongside Other Blackstone Accounts), even though leverage at such entities could increase the risk of loss on such Investments. The limits also do not apply to guarantees of indebtedness, even though we may be obligated to fully fund such guarantees, “bad boy” guarantees or other related liabilities that are not indebtedness for borrowed money. There can be no assurance that the limits described above are appropriate in all circumstances and would not expose us to financial risks. For example, any borrowing arrangements or credit facility obtained by any special purpose vehicle established by BXINFRA to hold multiple or all Investments (such as a lending facility collateralized or otherwise secured by BXINFRA’s holdings in multiple or all of its Investments) would not be subject to the limits on borrowing by BXINFRA in the BXINFRA U.S. Partnership Agreement, even though many of the risks (e.g., the negative performance of one investment could adversely affect the results of other investments) are the same as if BXINFRA were directly the borrower, although in such an asset-backed facility obtained by a special purpose vehicle, the lender would not be expected to have recourse to BXINFRA itself, which are prime considerations in establishing the borrowing limits at the BXINFRA’s level.
BXINFRA and Other Blackstone Accounts have differentiated permissions, objectives, costs and benefits with respect to leverage, including by virtue of where such funds may be in their respective investment horizons and their respective liquidity profiles, such that their use of leverage at the fund level and at the investment level can and likely will vary, including in relation to investments in which multiple such funds are invested. Accordingly, for purposes of investments intended to have been made at the same time and on the same terms, the Sponsor looks to the underlying instrument in which an investment is made (for example, the price thereof) as the most practicable manner in which to make such determination, and not any leverage that a particular fund may have applied with respect to such investment at any level. It is possible that BXINFRA or one or more Other Blackstone Accounts will seek to use leverage for an investment as to which BXINFRA or such Other Blackstone Accounts, as applicable, do not seek to do so (due to legal restrictions, differences in investment strategy or otherwise).
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
Tax-exempt
investors should note that the use of leverage by us may create “unrelated business taxable income” (“UBTI”).
We are a party to an uncommitted Line of Credit with an affiliate of
Blackstone
.
We have entered into a Line of Credit with a subsidiary of Blackstone, pursuant to which BXINFRA may borrow up to an agreed upon amount consistent with market terms and interest rates. There is no assurance that we will be able to obtain leverage from a third-party lender. Because this line of credit is with an affiliate of Blackstone, Blackstone may face conflicts of interest in connection with any borrowings or disputes under this uncommitted line of credit.
Securitizations; Back Leverage; Holding Vehicles.
To finance investments or otherwise manage our capital needs, we may securitize or otherwise restructure or repackage some or all of our Investments and/or other assets on an individual or cross-collateralized basis with other Investments and/or assets held by us, the Blackstone infrastructure program and/or Other Blackstone Accounts and the Sponsor may otherwise structure or package some or all Investments and/or assets held by Other Blackstone Accounts in holdings vehicles as described herein, unrelated to any financing arrangements, but which will nevertheless give rise to similar risks. This would typically involve creating one or more investment vehicles, contributing our assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity or having such entity make borrowings or incur other indebtedness on a
non-recourse
or limited-recourse basis to purchasers or lenders, as the case may be, or engaging in such transactions with existing holding or other investment vehicles. To the extent such arrangements are entered into by any such vehicle or entity (and not ourselves), such arrangements will not be subject to the limits on borrowing or other indebtedness (or any limits on issuing additional interests) by us or limits on cross-collateralization that are set forth in this report and will not be treated as a single Investment for purposes of the investment limitations set forth in this report. In connection with the foregoing, distributions from one Investment may be used to pay interest and/or principal (or the equivalent amounts regarding preferred securities).
If we were to utilize one or more of such investment vehicles for any such purpose, each of our unitholders, including those that have no (or different) interest in certain Investments, would nevertheless be exposed to risks associated with our interest in such Investments and/or other assets. Our unitholders and/or BXINFRA may also have an interest in certain Investments that is disproportionate to their exposure to leverage through cross-collateralization on other Investments. For example, in the event that the value of such Investment were to meaningfully deteriorate, there could be a margin call on our facility, in response to the decrease in the collateral value. A decline in the value of such Investment could also result in increased costs of borrowing for us as a whole. Similar circumstances could arise in a situation where we and a co-invest
vehicle participate in borrowings that experience a margin call, and the co-invest
vehicle’s investors already have funded their full commitments to such vehicle and accordingly have the option (and not the obligation) to fund additional amounts or otherwise be diluted by us and/or Other Blackstone Accounts. In addition, if certain of our unitholders and/or BXINFRA are excused or excluded from or otherwise do not participate in an investment, through cross-collateralization, such unitholders and/or BXINFRA, as the case may be, may nevertheless be indirectly exposed to risks associated with leverage on investments made by us or Other Blackstone Accounts in which such unitholders and/or BXINFRA are not invested and distributions from unrelated investments may be used to satisfy obligations with respect to such investment, in which case we may receive such proceeds (and potentially distribute such proceeds or use such proceeds to fulfill redemption requests or for other Fund purposes) later than we otherwise would have, in a reduced amount, or not at all. The unitholders and/or we may also have an interest in certain Investments that is disproportionate to their/our exposure to leverage through cross-collateralization on other Investments. In addition, we would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable us to make distributions to unitholders or fulfill redemption requests. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt/preferred equity it incurs. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle could take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or be required to prepay all or a portion of its cash flows to pay outstanding obligations to credit parties. As a result, there could be a lag, which could be significant, between the repayment or other realization from, and the distribution of cash out of, such an investment vehicle, or cash flow may be completely restricted for the life of the relevant investment vehicle. To the extent any such investment vehicle defaults in its obligations to any credit parties, such credit parties may be entitled to foreclose on any collateral pledged by the applicable investment vehicle(s) and/or otherwise exercise rights and remedies as a creditor against the assets of any such investment vehicle(s), which could result in a loss of all or a part of our interest in any applicable investment and/or distributions therefrom.
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

In addition, a decline in the quality of assets in an investment vehicle due to poor operating results of the relevant issuer, declines in the value of collateral (whether due to poor operating results or economic conditions), among other things, could force an investment vehicle to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for any Fund purpose (including for distribution to our unitholders to fulfill redemption requests), or in certain cases a margin call or mandatory prepayment may be triggered by such perceived decrease in value which could require a large amount of funding (e.g., from separate borrowing proceeds) on short notice.
The use of margin borrowings results in certain additional risks to us. For example, such margin financing arrangements secured by a pledge of equity of a Portfolio Entity are not necessarily treated as borrowings incurred by us to the extent they are not recourse to us for purposes of determining our compliance with the Leverage Limit as described above and set forth in the BXINFRA U.S. Partnership Agreement. For example, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements, or may be required to sell assets at such reduced values.
The equity interests that we will hold in such an investment vehicle will not be secured by the assets of the investment vehicle, and we will rank behind all known or unknown creditors and other investors, whether secured or unsecured, of the investment vehicle. To the extent that any losses are incurred by the investment vehicle in respect of any collateral, such losses will be borne first by us as owner of common equity interests.
Preferred Financing; Margin Loans
.
In addition to secured financing arrangements, we could employ preferred financing arrangements or margin loans with respect to some or all of our Investments. In such arrangements, a third party typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to us. Subject to the BXINFRA U.S. Partnership Agreement, such arrangements could be employed to provide for additional capital for new or follow-on
investments by us and will not be treated as borrowings incurred by us for purposes of determining our compliance with the Leverage Limit as described above and set forth in the BXINFRA U.S. Partnership Agreement. In general, the use of short-term margin borrowings results in certain additional risks to us. These arrangements could result in us receiving a lower overall return of distributions than we would otherwise have received if, for example, an Investment is held for a long period of time, resulting in a compounding preferred return in favor of the third-party financing provider, or where the proceeds of the financing are reinvested in Investments that do not perform as well as the original Investment(s) that were subject to the financing arrangement. In addition, in the event of a margin call, we will be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Moreover, should the securities pledged to brokers to secure our margin accounts decline in value, we could be subject to a “margin call,” pursuant to which we must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we might not be able to liquidate assets quickly enough to satisfy our margin requirements.
Such financing arrangements are permitted to be secured by a funding obligation under our subscription credit facility. Even if not so secured, unless we otherwise have capital available, a margin call will in practice likely be funded by our subscription credit facility, which capital will not then be available for investment in other Investments and may result in greater exposure to such Investment for us. Furthermore, to the extent a margin loan is entered into on behalf of both us and a co-investment
vehicle on a cross-collateralized basis, in the event of a margin call, we and such co-investment
vehicle will both be obligated to contribute additional capital in connection with the investment in order to avoid a default on the margin loan. Because co-investment
vehicles frequently have limited or no remaining unpaid capital commitments, co-investors
may have an option (but not an obligation) to increase their capital commitment to fund their share of such margin call, and in the event that one or more co-investors
decline to do so, we are expected to be liable for such amounts. Because margin calls are most likely to occur at times when the underlying investment has declined in value, the likelihood that co-investors
elect not to fund their share of such margin call is greater than in the case of ordinary course follow-on
investments, and our exposure to further decreases in value of the related investment may be higher as a result.
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
“
Bad Boy
”
Guarantees
.
Generally, infrastructure project financings are structured as non-recourse
to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily require that a creditworthy party enter into so-called
“non-recourse
carveout” or “bad boy” guarantees to protect the lender against intentional acts of bad faith by the borrower in violation of the loan documents. We, or a creditworthy subsidiary, generally provides these guarantees with respect to our and/or our Portfolio Entities financings, and may even provide these guarantees with respect to financings of Parallel Funds, alternative investment vehicles, co-investment
vehicles, Other Blackstone Accounts or joint venture partners associated with our Investments. These guarantees typically provide that the lender can recover losses from the guarantor for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, the guarantees typically provide that the loan will become a full recourse obligation of the guarantor upon occurrence of certain events, such as a prohibited transfer of collateral, change of control or voluntary bankruptcy of the borrower. We may in certain circumstances, but will not always, receive an indemnity or a fee or other consideration for providing guarantees for the benefit of a Parallel Fund, co-investment
vehicle, Other Blackstone Account or joint venture vehicles or partners associated with the Investments. The entity providing the indemnity may not, however, have resources to pay on a claim at the time asserted. Also, “bad boy” guarantees will generally not be included as part of our leverage ratio calculation.
FX and Hedging
Foreign Currency and Exchange Rate Risks
.
Our assets generally will be denominated in the currency of the jurisdiction where the assets are located. Consequently, the return realized on any Investment by investors whose functional currency is not the currency of the jurisdiction in which an Investment is located may be adversely affected by movements in currency exchange rates, costs of conversion and exchange control regulations, in addition to the performance of the Investment itself. Moreover, we may incur costs when converting one currency into another. The value of an investment may fall substantially as a result of fluctuations in the currency of the country in which the investment is made as against the value of the U.S. dollar. The Sponsor may in certain circumstances (but is not obliged to) attempt to manage currency exposures using hedging techniques where available and appropriate. We are therefore expected to incur costs related to currency hedging arrangements. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis or that any particular currency exposure will be hedged.

In addition, Parallel Funds may issue classes of units in currencies other than the U.S. dollar. BXINFRA may attempt to reduce or minimize the effect of fluctuations in the exchange rate between the U.S. dollar and the currency of denomination of currency hedged classes of shares on the value of the currency hedged classes of units. Accordingly, while gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to such hedged classes only, BXINFRA, as a whole (including the non-hedged classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units and the Aggregator may also be liable for similar obligations in connection with currency hedges with respect to BXINFRA or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by BXINFRA or the Aggregator (in respect of BXINFRA or a Parallel Fund) and not any specific class. The NAV of each class (including non-hedged classes) may account for obligations in connection with financing facilities applicable to BXINFRA as a whole which are utilized in connection with the hedging program for specific classes of units denominated in currencies other than the U.S. dollar. Each class of units may differ from each other in their overall performance. It is expected that the extent to which the currency exposures of each hedged class of shares will be hedged may from time to time be less than or more than 100% of the NAV attributable to the relevant class, whereupon BXINFRA will keep the situation under review. Over-hedged or under-hedged positions undertaken in connection with hedged classes of units may arise based on the BX Managers’ decision or due to factors outside the control of BXINFRA or the BX Managers. There is no guarantee that any foreign exchange hedging for currency hedged classes of units will achieve the objective of reducing the effect of exchange rate fluctuations. Unitholders of a currency hedged class should be aware that the hedging strategy may substantially limit them from benefitting if the class currency falls in value against the reference currency. Parallel Funds may or may not enter into hedging transactions in respect of certain classes, either partially or fully, as is considered appropriate by a BX Manager based on prevailing circumstances at the time, and has no obligation to hedge any class at all. There is no guarantee that any foreign exchange hedging will achieve the objective of reducing the effect of exchange rate fluctuations. Currency fluctuations and the expenses of the hedging program, or hedging transactions otherwise undertaken in respect of non-U.S. dollar classes of units, may negatively impact the returns of BXINFRA as a whole (including in both hedged and non-hedged classes). Each class of units may differ from each other in their overall performance, and certain fees (including, but not limited to, the Management Fee, Performance Participation Allocation and Administration Fee) will be calculated in the reference currency.
Hedging Risks/Derivatives
.
While it is not currently anticipated that we and/or our subsidiaries will use derivative instruments for long-term hedging purposes as a material component of its investment strategy, we may utilize a wide variety of derivative financial instruments for risk management purposes, including but not limited to interest rate and foreign exchange derivatives. The successful utilization of hedging and risk management strategies requires different skills than those used in selecting and monitoring investments, and such transactions may entail greater than ordinary investment risks. Additionally, costs related to derivatives and other hedging arrangements (including legal expenses) will be borne by us and/or the relevant subsidiary or subsidiaries, including costs incurred in connection with transactions that are not consummated. There can be no assurance that any derivatives or other hedging transactions will be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks or where the Sponsor does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of a derivative or other hedging arrangement), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction. The Sponsor may not be able to effectively hedge against, adequately anticipate or choose not to hedge or mitigate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and foreign exchange risks.
Parallel Funds or individual classes may be denominated in other currencies. BXINFRA may hedge, or enter into hedging transactions in respect of, classes of units which are denominated in any other currency than the reference currency as it is considered appropriate by the Investment Manager based on prevailing circumstances, BXINFRA may or may not hedge certain classes, either partially or fully, and has no obligation to hedge any class at all. In relation to currency hedging undertaken, if any, in the interest of a hedged class, note that various classes of units do not constitute separate portfolios of assets and liabilities. While gains and losses on the hedging transactions undertaken in connection with, and the expenses of, the hedging program will be allocated to the hedged classes only, BXINFRA, as a whole (including the non-hedged classes), may be liable for obligations in connection with currency hedges in favor of a specific class of units and BXINFRA may also be liable for similar obligations in connection with currency hedges with respect to BXINFRA or a Parallel Fund. Additionally, any financing facilities or guarantees utilized in connection with the hedging program may be entered into by BXINFRA or the Aggregator and not any specific class.
Counterparties to derivative contracts may seek assurances that the special purpose or other vehicle executing the derivative contract have recourse to main fund, which recourse liability can create significant additional risk to us and our other Investments. Derivative contracts entered into by us will also often have cross-default and/or cross-acceleration provisions such that a default under our other facilities would also trigger a notice or payment obligation under the relevant derivative contracts, which could create cascading liabilities and additional burdens on us. Additionally, where such derivative contracts require a credit support annex, additional obligations under the relevant derivative contracts may be triggered by certain circumstances if our net asset value declines.
We and/or our subsidiaries will utilize derivatives and other hedging transactions only as determined by the Sponsor in its sole discretion.
Co-investors
may not receive the benefit of any derivative or hedging activities we engage in, even in cases where such activity is primarily related to our exposure to a particular Investment in which such co-investors
participate.
Diversification
Risk of Limited Number of Investments; Lack of Diversification
.
Our Investments can be expected to be concentrated at any time in a limited number of sectors, geographies or investments, and, as a consequence, may be more substantially affected by the unfavorable performance of even a single Investment as compared to a more diversified portfolio. Furthermore, although we could make and have made acquisitions with the intent to syndicate a portion of the capital invested, there is a risk that any such planned syndications may not be completed, which could result in us holding a larger percentage of our NAV in a single Investment than desired and could result in lower overall returns. In addition, unitholders have no assurance as to the degree of diversification of the Investments, either by geographic region, industry, transaction or asset type. To the extent we concentrate Investments in a particular issuer, sector, security or geographic region, our Investments will become more susceptible to fluctuations in value resulting from adverse economic, political, regulatory, technological, industry or business conditions with respect thereto. Certain geographic regions and/or industries in which we may more heavily invest may be more adversely affected by economic pressures when compared to other geographic regions and/or industries. As a consequence, our aggregate returns may be adversely affected by the unfavorable performance of one or a limited number of Investments. Moreover, there are no assurances that any or all of the Investments will perform well to avoid loss, and if certain Investments perform unfavorably, for us to achieve above average returns, one or a few of our Investments must perform very well. There are no assurances, however, that this will be the case.
Broad Strategy
.
Except for an intention to invest in control and control-oriented infrastructure investments, as well as investments in public-private partnership infrastructure projects, broadly defined, in each case within the “Core+” or “Core” space and principally in North America, the Sponsor is expected to implement on behalf of BXINFRA whatever strategies or discretionary approaches within such broad mandate the Sponsor believes from time to time may be best suited to prevailing market conditions and as prevailing markets change it is expected that such strategies and/or discretionary approaches for BXINFRA will change. There can be no assurance that the Sponsor will be successful in applying any strategy or discretionary approach to BXINFRA’s trading or investment activities. The investment strategies of these entities may involve risks that are not described in this report. Such risks could prove substantial and therefore investments in BXINFRA are suitable only for investors that are able to bear the potential loss of their entire investment.

Legal and Regulatory—Investment
Intermediate Entities
.
If it considers it appropriate for any legal, tax, regulatory, accounting, compliance, structuring or other considerations of BXINFRA or of certain current or prospective unitholders, the General Partner or any of its affiliates may, in its sole discretion, cause us to hold certain investments directly or indirectly through Intermediate Entities (including Corporations). Management Fees, Administration Fees and Performance Participation Allocations may be paid or allocated, as applicable, in whole or in part, at the level of BXINFRA or any such Intermediate Entity and will generally not take into account accrued and unpaid taxes of any Corporation or taxes paid by the Corporation during the applicable period.
Litigation at the Property Level
.
The acquisition, ownership, operation and disposition of infrastructure assets carry certain specific litigation risks. Litigation may be commenced with respect to activities that took place prior to the acquisition of the asset by BXINFRA or Portfolio Entity. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made or not made. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence. See also “—Liabilities on Disposition of Investments” herein.
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
Permits, Approvals and Licenses
.
Blackstone currently maintains, and in the future may maintain, various registrations and/or licenses in certain
non-U.S.
jurisdictions in which it operates. Such licenses and registrations subject Blackstone to certain various information and other requirements. A license, approval or permit may be required or advisable to acquire certain investments (including making an additional investment in an existing investment) and their direct or indirect holding companies, or registration may be required or advisable before an acquisition can be completed. Examples of permits, approvals and licenses necessary or advisable to make an investment (including additional investment in an existing investment) include antitrust approvals, environmental licenses, foreign investment approvals and registrations, and other similar matters. Certain investments can involve regulated activities. Investments in Portfolio Entities that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally, including, but not limited to, risks relating to approval of a change in ownership, and the acquisition and maintenance of applicable licenses. Accordingly, our Portfolio Entities themselves may be required to obtain, or may require Blackstone or its personnel to obtain, various EU, national or local licenses in connection with the operation of their businesses or in order to make, hold or dispose of certain investments, particularly to enable a Portfolio Entity to engage in certain types of regulated business practices. If a Portfolio Entity fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A Portfolio Entity could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. There can be no assurances that a Portfolio Entity (or Blackstone and its personnel) will obtain all of the licenses sought or that there will not be significant delays in seeking such licenses, which could impact such Portfolio Entity’s operations. Governments have considerable discretion in implementing regulations that could impact a Portfolio Entity’s business and governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business. Furthermore, Portfolio Entities may be subject to various information and other requirements in connection with obtaining or maintaining such licenses, and there is no assurance that a Portfolio Entity will satisfy those requirements or that Blackstone and its personnel will provide any information requested of them. Such licenses may depend in whole or in part on information about the Sponsor and its affiliates, the unitholders and/or Blackstone and its personnel that Blackstone may be unwilling or unable to provide (in which case a Portfolio Entity’s application for such license could be unsuccessful). In some circumstances, we may be required to provide certain information about the unitholders in order to obtain such licenses. A Portfolio Entity’s failure to obtain or maintain licenses could have adverse consequences for us and/or such Portfolio Entity. In addition, the ownership and operation of certain Portfolio Entities may require certain individuals to be routinely vetted in order for the Portfolio Entity to obtain and maintain certain licenses. We may require some or all of these licenses, approvals and permits to acquire an investment or asset (which may result in significant costs and expenses), and counterparties may also require some or all of these licenses, approvals and permits to acquire investments or assets from us. There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected, which may adversely affect our ability to acquire and sell investments or assets, and our ability to proceed with an identified investment.
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
Dependence on Patents, Trademarks and Other Intellectual Property.
Certain Investments will depend heavily on intellectual property rights, including patents, both in the U.S. and in other countries. The ability to effectively enforce patent, trademark and other intellectual property laws will affect the value of many of these Investments. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a Portfolio Entity to significant liabilities to third parties. The presence of patents or other proprietary rights belonging to other parties may lead to the termination of the research and development of a particular product of a Portfolio Entity or one of its significant customers or counterparties.
In addition, the patent positions in many countries are highly uncertain and involve complex legal, scientific and factual questions. There is no consistent policy regarding the permissible breadth of coverage of claims allowed in product patents.
Furthermore, if a Portfolio Entity or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain third-party technologies or forced to acquire licenses in order to obtain access to such technologies. In such a case, the company might not be able to obtain all licenses required for the success of its business, which could have a material adverse effect on its value.
The loss of patent protection or other market exclusivity can open products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have an adverse effect on the value of the product and the company. In particular, infrastructure-focused enterprises often rely on proprietary technologies, tools or equipment in the performance and marketing of their services and the loss of related proprietary rights may have adverse effects on the ability to maintain or grow market share.

Liabilities on Disposition of Investments
.
In connection with the disposition of an Investment, we may be required to make representations about the business, financial affairs and other aspects of such Investment, such as environmental matters, property conditions, tax liabilities, insurance coverage and litigation. We also may be required to indemnify the purchasers of an Investment for losses related to the inaccuracy of any representations and warranties and other agreed upon liabilities, and such indemnification obligations could be uncapped. Buyers of our assets may sue us under various theories, including breach of contract and tort, for losses they suffer. In addition to claims of purchasers, dispositions of investments will generally not result in a complete release of liability for certain matters, such as pre-existing
environmental matters or personal injury claims relating to our period of ownership and we and/or our affiliates may retain liabilities (including in respect of litigation) following the disposition of Investments, and there is no assurance that any matter giving rise to such liabilities will be resolved in our favor, We may book contingent liabilities on our financial statements, or create cash reserves, at the time of sale to account for any potential liabilities, but these may be insufficient. In addition, at the time of disposition of an individual asset, a potential buyer that does not win the auction may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded damages.
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
The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds have the potential to adversely affect the value of investments held by us and our ability to effectively employ our investment and trading strategies. Increased scrutiny and legislation applicable to private investment funds and their sponsors could also impose significant administrative burdens on the Sponsor and divert time and attention from portfolio management activities. In addition, we will be required to register under certain additional foreign laws and regulations, and will need to engage additional distributors or other agents in certain
non-U.S.
jurisdictions in order to market Units to potential investors. The effect of any future regulatory change on us could be substantial and adverse. For example, from time to time the market for infrastructure transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The current state of the evolving regulatory environments may significantly increase the cost of managing us and providing effective compliance oversight and any such costs and expenses will be borne directly by us as fund expenses.
The current regulatory environment in the U.S. could be impacted by future legislative developments. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us and/or our investments include, but are not limited to, regulatory measures for the U.S. financial services industry, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code (including added scrutiny of management fee and carried interest waivers), public company reporting requirements and antitrust enforcement. Any such changes, as well as any uncertainty concerning future legislation, could significantly impact us, our investments and our ability to achieve our investment objectives.

Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. None of the General Partner, us or their/our respective affiliates can predict the ultimate impact of the foregoing on us, our business and investments, or the infrastructure industry generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. Further, extended federal government shutdowns resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
In addition, any changes in social, political, regulatory and economic conditions or in laws and policies governing the infrastructure industry, including development and investment in the territories and countries or types of investments in which we may invest, and any negative sentiments towards the U.S., Europe and/or any other countries in which we invest as a result of such changes, could adversely affect the performance of our Investments. Moreover, media (including social media) has the potential to influence public sentiment and escalate tensions both within a country that we may invest in and in international relations, which could cause social unrest and could negatively impact stock markets and economics around the globe and our Investments.
Emerging Growth Company
.
We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (a) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates
exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Once we are no longer an emerging growth company, so long as our Units are not traded on a securities exchange, we will be deemed to be a
“non-accelerated
filer” under the Exchange Act, and as a
non-accelerated
filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.
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

OFAC and Sanctions Considerations
.
Economic sanction laws in the U.S. and other jurisdictions prohibit Blackstone, Blackstone’s professionals and ourselves from transacting in certain countries and with certain individuals and companies or engaging in certain activities. These sanctions, including sanctions imposed on Russia, Belarus and certain Ukraine territories in response to the crisis in Ukraine are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on Blackstone. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanctions evaders, specially designated global terrorists and narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. Accordingly, we require investors to represent that they are not named on a list of prohibited entities and individuals maintained by OFAC or under similar EU, Luxembourg and UK regulations and/or under Cayman Islands law and regulations, and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the U.S., United Nations, EU, Luxembourg, UK and/or the Cayman Islands (collectively “Sanctions Lists”). If an investor is on a Sanctions List or otherwise becomes subject to sanctions, we may be required to cease any further dealings with the Units or freeze any dealings with the interests or accounts of the investor (e.g., by prohibiting payments by or to the investor or restricting or suspending dealings with the interests or accounts) or freeze the assets held by the investor in the Fund, until such sanctions are lifted or a license is sought under applicable law to continue dealings. We may further have to report to the relevant competent authorities the implementation of any restrictive measures carried out pursuant to international financial sanctions. Accordingly, these types of sanctions laws may prohibit or limit our investment activities or raise compliance risk. For the avoidance of doubt, the Sponsor has the sole discretion to determine the remedy if an investor is included on a Sanctions List or becomes subject to sanctions and is under no obligation to seek a license or any other relief to continue dealing with such investor. Although Blackstone expends significant effort to comply with the sanctions regimes in the countries where it operates, the violation of any such rules by the activities of the Sponsor, ourselves, investors or Portfolio Entities could adversely affect us.
Corruption; U.S. Foreign Corrupt Practices Act
.
Blackstone, the Blackstone professionals and ourselves are committed to complying with the FCPA, the UK Bribery Act and other anti-corruption laws and regulations (including Luxembourg), as well as anti-boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to execute on investment opportunities and obtain or retain business. See also “—Corruption Risk” herein.
Absence of Oversight Under the 1940 Act
.
Notwithstanding that the Investment Manager is registered as an investment adviser under the Advisers Act and we may be considered similar in some ways to an investment company, we are not required and do not intend to register as such under the 1940 Act, and, accordingly, unitholders are not afforded the protections of the 1940 Act (which, among other things, require investment companies to have a majority of disinterested directors, provide limitations on leverage, limit transactions between investment companies and their affiliates and regulate the relationship between the advisor and the investment company).
Registration under the U.S. Commodity Exchange Act
.
Registration of the Investment Manager with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or “commodity trading advisor” or any change in our, the Sponsor’s or its affiliates’ operations (including, without limitation, any change that causes the Sponsor or its principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the Sponsor’s ability to rely upon an exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Sponsor to cease or to limit holding or investing in interests which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Sustainability Risks
.
The Sustainable Finance Disclosure Regulation (“SFDR”) defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. Blackstone, the Sponsor (or its delegate), BXINFRA Fund Program, Portfolio Entities of BXINFRA Fund Program, and other parties, such as service providers to BXINFRA Fund Program or Portfolio Entity counterparties, may be negatively affected by sustainability risks. If considered appropriate for an investment, the Sponsor (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. Blackstone, the Sponsor (or its delegate), BXINFRA Fund Program, Portfolio Entities of BXINFRA Fund Program, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of BXINFRA Fund Program and our investments. The investments underlying BXINFRA Fund Program do not take into account the EU criteria for environmentally sustainable economic activities.
Pay-to-Play
Laws, Regulations, and Policies
.
A number of U.S. states and municipal pension plans, as well as many
non-U.S.
jurisdictions, have adopted
“pay-to-play”
laws, regulations or policies which prohibit, restrict or require disclosure of payments to and certain contacts with the applicable government officials by individuals and entities seeking to do business with government entities, including, advising public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after a contribution is made by the advisor or certain of its executives or employees to certain elected officials or candidates. If the Sponsor, its affiliates or their respective employees fail to comply with pay-to-play
rules, such
non-compliance
could have an adverse effect on us by, for example, providing the basis for the redemption of the affected government plan investor.
Cayman Islands Regulatory Oversight
.
Many investment vehicles related to us and established in the Cayman Islands will be required to register and be regulated as a private fund under the Private Funds Act (As Revised) (the “Private Funds Act”) of the Cayman Islands. Once registered, the Cayman Islands Monetary Authority (the “Authority”) will have supervisory and enforcement powers to ensure any such vehicle’s compliance with the Private Funds Act. The Authority may take certain actions if it is satisfied that a regulated private fund is or is likely to become unable to meet its obligations as they become due, or is carrying on business fraudulently or otherwise in a manner detrimental to the public interest or to the interests of its investors or creditors, or is carrying on or is attempting to carry on business or is winding up of its business voluntarily in a manner that is prejudicial to its investors or creditors. The powers of the Authority include the power to require the substitution of the general partner of such vehicle, to appoint a person to advise such vehicle on the proper conduct of its affairs or to appoint a person to assume control of the affairs of such vehicle. There are other remedies available to the Authority including the ability to apply to court for approval of other actions.
Financial Industry Regulation
.
The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as future related legislation, may have an adverse effect on the private equity industry generally and/or on Blackstone or ourselves, specifically. There can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on Blackstone or otherwise impede our activities.
The current regulatory environment in the U.S. may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Potential investors should note that any significant changes in, among other things, banking and financial services regulation, including the regulation of the asset management industry, could have a material adverse impact on us and our activities. The Dodd-Frank Act, as well as future related legislation, may have an adverse effect on the private equity industry generally and/or ourselves or Blackstone, specifically. While the Investment Manager is currently registered under the Advisers Act, the enactment of these reforms and/or other similar legislation could have an adverse effect on the private investment funds industry generally and on Blackstone and/or ourselves specifically, and may impede our ability to effectively achieve our investment objectives.

As a registered investment adviser under the Advisers Act, the Investment Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Sponsor is required to comply with a variety of regulatory reporting and compliance-related obligations under other applicable laws (including the Alternative Investment Fund Managers Directive, the SFDR and CFTC regulations). In light of the heightened regulatory environment in which we and the Sponsor operate and the ever-increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time-consuming for us and our affiliates and the Sponsor and its affiliates to comply with such regulatory reporting and compliance-related obligations. For example, Form PF requires that the Sponsor report detailed information about our assets, investments, performance, and liabilities, and about other accounts and investment funds it advises, as well as aggregated information about the investors in such vehicles, and because we will be required to bear our share of expenses relating to compliance-related matters and regulatory filings, we will bear the pro-rata
costs and expenses of initial and ongoing Form PF compliance, including costs and expenses of collecting and calculating data and the preparation of such reports and filings. Certain of these expenses are likely to be material, including on a cumulative basis over the life of BXINFRA. Additionally, we have engaged and may in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance related matters and functions under our supervision (including, without limitation, draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to private investment funds generally or ourselves and the Sponsor in particular may result in increased expenses associated with our activities and additional resources of the Sponsor being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for unitholders and have a material adverse effect on our ability to effectively achieve our investment objective.
Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Sponsor and its affiliates may be exposed to claims and actions that could require a unitholder to redeem from us. As a related matter, Blackstone may be required to provide certain information regarding some of the investors in us to regulatory agencies and bodies in order to comply with applicable laws and regulations, including the FCPA.
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
As a publicly-traded global alternative asset manager whose broad range of businesses include the management of direct and secondary private equity funds, hedge funds, real estate opportunity funds, real estate debt funds, “Core” or “Core+” real estate funds, credit-oriented funds, opportunistic funds, mutual funds, and other private investment funds and products, Blackstone is from time to time subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are disclosed in (a) Blackstone’s public filings (including, without limitation, its current, periodic and annual reports on Forms
8-K,
10-Q
and
10-K)
and filings of the Sponsor on Form ADV, which may be accessed through the website of the SEC (www.sec.gov), and (b) materials made available through Blackstone’s investor data site. Any such disclosures in Blackstone’s or the Sponsor’s public filings or which are otherwise made available to unitholders, including by way of posting to Blackstone’s investor data site, are incorporated herein by reference, to the extent applicable, including with respect to litigation, investigations, settlements and similar proceedings. Blackstone is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against Blackstone or its personnel. Moreover, the SEC has specifically focused on the alternative investment industry. The SEC’s list of examination priorities includes, among other things, alternative investment firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities and other conflicts of interests. In addition, in October 2022, the SEC initiated a sweep of private equity and other types of investment advisers relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. In January 2025, certain Blackstone registered investment advisers entered into a settlement with the SEC to resolve this inquiry, which included a combined civil monetary penalty of $12 million. Blackstone, and not any fund or limited partner, paid the full amount of these penalties. The Sponsor does not believe that the resolution of any of these matters has had or will have a material impact on us. Blackstone is regularly subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which Blackstone routinely cooperates and, in the current environment, even historical practices that have been previously examined are being revisited.
Even if an investigation or proceeding does not result in a sanction, or the sanction imposed against Blackstone or its personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of sanctions could harm Blackstone and ourselves.
Regulation with Respect to Private Funds and Investment Advisers
.
The Investment Manager is subject to
regulation by the SEC. In recent years, the SEC staff’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, custody practices, allocation of investment opportunities, terms agreed to in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, use of affiliated service providers, adviser-led
restructurings, sustainability investing, purported waivers or limitations of fiduciary duties and the existence of, and adherence to, policies and procedures with respect to conflicts of interest.
There can be no assurance that any new SEC or other regulatory rules and amendments will not have a material adverse effect on Blackstone, the Sponsor, BXINFRA, its Investments and/or the unitholders, including with respect to increased risk of exposure of BXINFRA and the Sponsor to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, or that such rules or amendments will not materially increase costs and expenses charged to BXINFRA and reduce returns to unitholders.
Change of Law Risk
.
In addition to the risks regarding regulatory approvals, it should be noted that government counterparties or agencies may have the discretion to implement or change or increase regulation of the operations of BXINFRA and our Portfolio Entities. We and our Portfolio Entities also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by or from a Portfolio Entity or gains recognized by us on our investment in a Portfolio Entity, that could impact the Portfolio Entity’s business as well as our return on investment. Because some of our Portfolio Entities may provide basic everyday services and/or face limited competition, or because the industries of certain of our Portfolio Entities may be considered strategic areas or for other reasons, governments may be influenced by political considerations and may make decisions that adversely affect a Portfolio Entity’s business.

1940 Act Considerations
.
The Fund and the Feeder currently rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and the BXINFRA U.S. Partnership Agreement contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, the BXINFRA Fund Program intends to operate such that neither the BXINFRA Fund Program nor any Parallel Funds nor Other Similar Funds will be required to register as investment companies under the 1940 Act.
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
If the Fund and the Feeder were to rely on a different exclusion from the definition of “investment company” under the 1940 Act, it is possible a change in the value of BXINFRA’s assets could cause BXINFRA to fall within the definition of “investment company” inadvertently. As a result, BXINFRA may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. BXINFRA may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change. Specifically, if the General Partner were to structure BXINFRA’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that BXINFRA’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general
partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). It is expected these joint ventures would generally be alongside Other Blackstone Accounts and in cases where BXINFRA is a co-general
partner of the joint venture an Other Blackstone Account may be the other co-general
partner. In such cases the relative economic interests of the co-general
partners are expected to vary from joint venture to joint venture and such Other Blackstone Accounts may have certain governance rights that do not correspond with their economic interests on a pro-rata
basis. For additional information, see “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.
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

Tax Liability
.
Any change of our tax status or in taxation legislation or any interpretation thereof in the United States or any country where we have assets or operations could affect the value of the assets held by us or our ability to achieve its investment strategy or provide favorable returns to unitholders. Any such change could also adversely affect the net amount of any distributions made to unitholders. If BXINFRA is treated as having a permanent establishment, or as otherwise being engaged in a trade or business, in any country in which it invests or in which its interests are managed, income attributable to or effectively connected with such permanent establishment or trade or business may be subject to tax in the place of such permanent establishment. In order for us to maintain our tax status, continued attention must be paid to ensure that all relevant conditions are satisfied in all the jurisdictions which we operate in order to avail ourselves of any benefits.
Publicly Traded Partnership
.
The Fund and the Feeder intend to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and may rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships and the 1940 Act, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Fund or the Feeder were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for unitholders.
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
Possible Legislative or Other Developments.
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
Legislation Adversely Affecting Blackstone Employees and Other Service Providers.
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
Limitations on Deductions of Business Interest.
Current U.S. federal income tax law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, depreciation, amortization, net operating losses or the pass-through income deduction. Business interest includes any interest on indebtedness related to a trade or business, but excludes investment interest, to which separate limitations apply. These limitations may have a significant impact on the unitholders and/or the Portfolio Entities.

Partnership Audit Legislation
.
U.S. federal income tax audits of partnerships are conducted at the partnership level and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by a partnership. Under an elective alternative procedure, a partnership would issue information returns to potential investors who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If we are able to and in fact elects such alternative procedure for a given adjustment, the amount of taxes for which such persons will be liable will be increased by any applicable penalties and a special interest charge. There can be no assurance that, in the event that we are subject to these rules, we will be eligible to make such an election or that it will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (a) our current unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (b) a given unitholder may indirectly bear taxes attributable to income allocable to other unitholders or former unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such unitholder’s ownership of Units. Accordingly, it is possible that a unitholder will bear tax liabilities unrelated to its ownership of Units. Amounts available for distribution to our unitholders may be reduced as result of its obligation to pay any taxes associated with an adjustment. Our partnership representative will be the only person with the authority to act on its behalf with respect to audits and certain other tax matters and may decide not to elect (or may be unable to elect) the alternative procedure for any particular adjustment. In addition, we and each unitholder will be bound by the actions taken by the partnership representative on its behalf during any audit or litigation proceeding concerning U.S. federal income taxes. Unitholders should consult their own tax advisors regarding all aspects of these rules as they affect their particular circumstances.
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
UBTI and ECI; Tax Treatment of the Feeder and Corporations
.
A significant amount of the assets of the Feeder are expected to be held through one or more Corporations and significant incremental tax may be incurred from the use of such Corporations. Any
non-U.S.
Corporation through which the Feeder invests will generally be subject to the U.S. federal income tax on effectively connected income (including gains from the sale of United States real property interest) and U.S. federal withholding tax on any U.S. source dividends at a 30% rate (unless reduced by an applicable treaty).

Further, although we believe that any Corporation, if formed, should be respected, it is possible the IRS could seek to disregard a Corporation through which the Feeder and/or the Fund invests for UBTI or ECI (as defined below) purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt
unitholders directly or the ECI rules being applied to
non-U.S.
unitholders directly.
To the extent that a Corporation through which the Feeder and/or the Fund invests were disregarded by the IRS, an investment in us by a tax-exempt
unitholder may result in such unitholder recognizing gross income derived from an unrelated trade or business (including a trade or business conducted by a partnership of which the tax-exempt
entity is a partner). Thus,
tax-exempt
unitholders should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from us that is treated as UBTI. In addition, an investment in us by a
non-U.S.
unitholder may result in such unitholder recognizing and being required to report income that is effectively connected with the conduct of a U.S. trade or business (“ECI”).
Non-U.S.
unitholders must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to our ECI allocable to them. Regardless of whether our activities constitute a trade or business, under provisions added to the Code by the Foreign Investment in Real Property Tax Act of 1980, gain derived by us from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus,
non-U.S.
unitholders that invest in us should be aware that a portion of our income and gain from U.S. Investments may be treated as ECI and thus may cause the
non-U.S.
unitholders to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. We have no obligation to minimize UBTI or ECI.
Prospective investors should consult their own tax advisors regarding the foregoing.
Phantom Income
.
A unitholder that is subject to U.S. tax or subject to tax in other jurisdictions may be required to take into account its allocated share of all items of partnership income, gain, loss, deduction and credit, whether or not distributed. Because of the nature of our investment activities, we may generate taxable income in excess of cash distributions to the unitholders, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which we are expected to invest and elect to treat as a “qualified electing fund” under the Code. Unitholders should expect that they will not receive cash distributions to cover such tax liabilities as they arise. Accordingly, the unitholders should ensure that they have sufficient cash flow from other sources to pay all tax liabilities resulting from the unitholder’s ownership of our Units.
Use of Corporate Intermediate Entities
.
Significant amounts of the assets of ourselves and the Feeder are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and are expected to be subject to U.S. corporate federal (and applicable state and local) income tax (including, in order to streamline tax reporting to investors, U.S. Corporations which hold interests in investments which would not timely provide tax reporting or which consist of interests in certain foreign corporations subject to the passive foreign income company rules). Thus, significant incremental tax may be incurred from the use of such entities. Prospective investors should consult their own tax advisors regarding the foregoing.
Legal and Regulatory—ERISA
If our assets at any time are deemed to constitute “plan assets” within the meaning of ERISA and the Plan Asset Regulations, that may lead to our being subject to certain ERISA and Code requirements.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each, a “Benefit Plan Investor”) within the meaning of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.S. Department of Labor Regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). If, notwithstanding our intent, our assets were deemed to constitute “plan assets” of any unitholder that is a Benefit Plan Investor, this would result, among other things, in (a) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by BXINFRA, and (b) the possibility that certain transactions in which

BXINFRA might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the General Partner and/or any other fiduciary that has engaged in the prohibited transaction could be required to (a) restore to the Benefit Plan Investor any profit realized on the transaction and (b) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of a Benefit Plan Investor who decide to invest in BXINFRA could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the investment in BXINFRA or as co-fiduciaries
for actions taken by or on behalf of the BXINFRA or the Investment Manager. With respect to an IRA that invests in BXINFRA, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt
status.
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
Cyber Security and Operational Risk
Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts
.
Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, ourselves, the Portfolio Entities, our/their respective affiliates and service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of, confidential and other information in their systems and those of their respective affiliates and third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone, ourselves, unitholders and the Portfolio Entities. For example, the information and technology systems of Blackstone, ourselves, the Portfolio Entities and other related parties, such as affiliates and service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, ransomware attacks, network failures, computer and digital infrastructure failures, infiltration by unauthorized persons and other security breaches or usage errors by their respective professionals or service providers, power, communications or other service outages or catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes, wars and terrorist attacks. Cyberattacks, ransomware attacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, wars and terrorist attacks. Third parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of Blackstone’s, BXINFRA’s, the Portfolio Entities’, or their respective affiliates’ or service providers’ systems to disclose sensitive information in order to gain access to Blackstone’s, BXINFRA’s or the Portfolio Entities’ data or that of unitholders. There also have been several publicized cases where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to digital infrastructure (and any information contained therein), pipelines and other infrastructure assets. The U.S. federal government has issued public warnings that indicate that infrastructure assets might be specific targets of “cyber sabotage” events, which illustrates the particularly heightened risk for BXINFRA and the Portfolio Entities from such events.
If unauthorized parties gain access to any information and technology systems of Blackstone, BXINFRA, Portfolio Entities or their respective affiliates or service providers, they may be able to steal, publish, delete or modify private and sensitive information, including personal information related to unitholders (and their beneficial owners) and material non-public
information. Although Blackstone has implemented, and Portfolio Entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There have also been several publicized cases of ransomware attacks where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, BXINFRA and the Portfolio Entities, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, our and a Portfolio Entity’s and/or our/their respective affiliates and service providers’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to unitholders (and their beneficial owners), material non-public
information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and Portfolio Entities. BXINFRA, Blackstone, or a Portfolio Entity could be required to make a significant investment to remedy the effects of any such failures, and such failures could cause harm to their reputations, subject them and their respective affiliates to legal claims, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, other events that may affect their business and financial performance. See “—Availability of Insurance Against Certain Catastrophic Losses” herein.

Cybersecurity and Data Protection
.
Blackstone’s and BXINFRA’s operations are highly dependent on their respective technology platforms, and BXINFRA and Blackstone rely heavily on their analytical, financial, accounting, communications and other data processing systems. Blackstone’s and BXINFRA’s systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or BXINFRA’s systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to Blackstone’s, BXINFRA’s or Other Blackstone Accounts’ and their underlying investors’ proprietary information, destroy data or disable, degrade or sabotage Blackstone’s and/or BXINFRA’s systems or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on BXINFRA’s and/or Blackstone’s systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. In addition, the risk of cyber and data security threats to BXINFRA is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. As an alternative asset management firm, Blackstone faces a heightened risk of such an attack because Blackstone holds a significant amount of confidential and sensitive information about BXINFRA, Other Blackstone Accounts and their respective Portfolio Entities, potential investments and investors. If successful, these types of attacks on BXINFRA’s or Blackstone’s network or other systems could have a material adverse effect on BXINFRA’s or Blackstone’s business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of BXINFRA’s or Blackstone’s business and damage to BXINFRA’s or Blackstone’s reputations. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, BXINFRA, its unitholders, Other Blackstone Accounts, their Portfolio Entities or potential investments. If Blackstone’s systems or those of other third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or Blackstone fails to provide the appropriate regulatory or other notifications in a timely manner, Blackstone could suffer financial loss, increased costs, a disruption of its businesses, liability to Blackstone’s counterparties, including BXINFRA, Other Blackstone Accounts and their respective investors, regulatory intervention or reputational damage. It can be expected that costs related to certain cyber or other data security threats or disruptions will not be fully insured or indemnified by other means.
Blackstone is reliant on third-party service providers for certain aspects of its business, including the administration of BXINFRA and Other Blackstone Accounts, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of AI Technologies (as defined below). Such technologies could make such impersonation more likely to occur or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, Blackstone could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which BXINFRA relies.
Even if BXINFRA or Blackstone are not directly targeted, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom BXINFRA and/or Blackstone do business, may occur, and such events could disrupt BXINFRA’s and/or Blackstone’s normal business operations and networks in the future.

Cybersecurity, privacy and data protection have become top priorities for regulators around the world. Many jurisdictions in which Blackstone operates have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the GDPR, UK GDPR, NIS 2 Directive, Digital Operational Resilience Act, the Gramm-Leach-Bliley Act (including recent amendments to Regulation
S-P)
and the California Privacy Rights Act (“CPRA”), at the U.S. federal and state level, respectively. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. In light of the focus of federal regulators on cybersecurity generally in recent years, BXINFRA expects increasing SEC enforcement activity related to cybersecurity matters, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, where cybersecurity has been prioritized with an emphasis on, among other things, data loss prevention, information security governance, and policies and procedures related to retail trading information security. Although BXINFRA maintains cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that BXINFRA believes are compliant, but the SEC deems otherwise.
Breaches in Blackstone’s security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize Blackstone’s, its employees’, BXINFRA’s, Other Blackstone Accounts’, their Portfolio Entities’ or their respective affiliates’, investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, Blackstone’s computer systems and networks, or that of Blackstone’s third-party service providers. Breaches could also potentially cause interruptions or malfunctions in Blackstone’s, its employees’, BXINFRA’s, Other Blackstone Accounts’, their Portfolio Entities or their respective affiliates’, investors’, counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to BXINFRA’s and Other Blackstone Accounts’ investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if Blackstone fails to comply with the relevant laws and regulations or fails to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and could cause BXINFRA’s and Other Blackstone Accounts’ investors and clients to lose confidence in the effectiveness of Blackstone’s security measures and Blackstone more generally. BXINFRA’s and Other Blackstone Accounts’ Portfolio Entities also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. BXINFRA and Other Blackstone Accounts could invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event could have material adverse consequences on Blackstone’s investment or assets of the same type or could require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, BXINFRA and Other Blackstone Accounts’ Portfolio Entities’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, Blackstone or BXINFRA and Other Blackstone Accounts’ Portfolio Entities, could be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on Blackstone and on BXINFRA and Other Blackstone Accounts’ Portfolio Entities. See “—Data Protection, Information Security and Wider Data Regulations” herein.
Developing Global Data Security and Privacy Laws
. BXINFRA, Blackstone, Other Blackstone Accounts and their respective portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personal information and other sensitive and confidential information. This data is wide ranging and relates to Blackstone’s investors, employees, contractors and other counterparties and third parties.

Blackstone’s data security and privacy compliance obligations impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations evolve globally. Blackstone’s compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation S-P, which took effect in 2025. These amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs. The U.S. Department of Justice issued a rule (the Bulk Data Transfer Rule), effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While the Sponsor expects this development will increase compliance burdens and associated costs, this rule may also impact the way BXINFRA conducts business, including the ability of employees in countries of concern to access certain information.
Blackstone’s compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and UK GDPR, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, India, China, Australia, Canada and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, Blackstone frequently has privacy compliance requirements as a result of Blackstone’s contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten Blackstone’s data protection and privacy obligations in the ordinary course of conducting Blackstone’s business in the U.S. and internationally.
Any inability, or perceived inability, by Blackstone, BXINFRA, Other Blackstone Accounts or their respective portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, BXINFRA’s, Other Blackstone Accounts’ or their respective portfolio companies’ business operations, and a loss of client (including investor) confidence and other reputational damage. In addition, any such inability or perceived inability of portfolio companies, even if unfounded, could result in reputational damage to Blackstone. Many regulators have indicated an intention to take more aggressive enforcement actions regarding security and data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on advisers’ policies and practices as they relate to the prevention of interruptions to mission-critical services and protection of investor information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, BXINFRA, Other Blackstone Accounts and their respective portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Artificial Intelligence Developments
.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”), and their current and potential future applications across sectors in which BXINFRA and its Portfolio Entities operate, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict, and BXINFRA may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to the Sponsor or the Portfolio Entities, significantly disrupt the business models, investment strategies, operational processes and markets in which they operate and subject them to increased competition, which could materially and adversely affect their business, financial condition and results of operations, and have an adverse impact on BXINFRA. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could negatively impact demand for, and the valuation of, digital infrastructure assets. See also “—Regulation with Respect to Private Funds and Investment Advisers” herein. For more information on risks relating to information security and data protection, see also “—Cybersecurity and Data Protection,” “—Data Protection, Information Security and Wider Data Regulations,” “—Developing Global Data Security and Privacy Laws,” and “—Cyber Security Breaches, Identity Theft, Denial of Service Attacks, Ransomware Attacks, and Social Engineering Attempts” herein.

Through the use of AI Technologies, BXINFRA, Portfolio Entities and the Sponsor avail themselves of the benefits, insights and efficiencies resulting from the technology, including writing code, data summarization and valuation support. However, whilst BXINFRA and the Sponsor have implemented, and Portfolio Entities may implement, certain policies and procedures designed to ensure that their use of AI Technologies is lawful and appropriate, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there can be a lack of transparency of how inputs are converted to outputs, and neither the Sponsor nor any Portfolio Entity can necessarily fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot always be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is possible that data in such models contains a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact the Sponsor, BXINFRA or Portfolio Entities and investments to the extent they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn the Sponsor, BXINFRA and its Portfolio Entities and Investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. At the same time, to the extent utilized by the Sponsor, any interruption of access to or use of AI Technologies could impede the ability of the Sponsor, BXINFRA and Portfolio Entities to generate information and analysis that could be beneficial to them and their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on BXINFRA, Portfolio Entities, and the Sponsor.
AI Technologies can also be misused or misappropriated by third parties and/or employees of the Sponsor or our Portfolio Entities. For example, there is a risk that a user will input confidential information, including material non-public
information, or personal information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of the Sponsor, us and our Portfolio Entities. Moreover, the Sponsor, us and our Portfolio Entities will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential Sponsor, Fund or Portfolio Entity information or personal information, could also lead to legal and regulatory investigations and enforcement actions. Further, the use of AI Technologies could result in claims by third parties of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets to train AI Technologies, or the use of output generated by AI Technologies, in either case which may contain or be substantially similar to third-party material protected by intellectual property, including patents, copyrights or trademarks. Relatedly, BXINFRA, the Sponsor and Portfolio Entities could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
The Sponsor expects to be involved in the collection of such data and/or development of proprietary AI Technologies in the ordinary course, including, without limitation, as part of operational services provided to BXINFRA and Portfolio Entities or their affiliates. To this end, we will pay and bear all expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to BXINFRA, the Sponsor or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the Fund Fees.

Regulations related to AI Technologies could also impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance,
could have an adverse effect on Blackstone, BXINFRA and its Portfolio Entities. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence, demonstrating interest in monitoring the development and use of automated systems, and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for artificial intelligence safety and security. In addition to the U.S. regulatory framework, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) and certain other jurisdictions have also introduced or may introduce regulation in this area. The EU AI Act entered into force on August 1, 2024, and is becoming applicable on a staggered basis. The EU AI Act establishes a risk-based governance framework which categorises AI Technologies based on the risks associated with their intended purposes (e.g., “unacceptable” or “high” risk). Uses of AI Technologies that pose “unacceptable” risk are prohibited outright and material requirements are due to be imposed on both the providers and deployers of AI Technologies posing a “high” risk. The EU AI Act also sets out significant penalties for non-compliance,
including fines of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. The EU is currently considering targeted amends to the EU AI Act. In parallel, the EU has introduced revisions to the EU Product Liability Directive, which entered into force on December 9, 2024 and EU Member States must implement into their national laws by December 9, 2026, intended to facilitate certain claims brought by EU users damages in respect of AI Technologies. Preparing for and complying with the EU AI Act and other regulations related to AI Technologies, could involve material compliance burdens and costs, significant penalties should there be a failure to comply and/or could adversely affect the operations or results of Blackstone and Portfolio Entities and have an adverse impact on BXINFRA.
Demand for Generative Artificial Intelligence Products and Services.
An Investment may be dependent on the demand for AI Technologies platforms, which may be adversely affected by slowdown in such demand. For all digital infrastructure, demand may be impacted by various factors that are primarily outside the control of BXINFRA. Additionally, technological advances and improvements in data collection and storage, changes in the development and proliferation of new technologies (including improvements in the efficiency, architecture and design of wireless or cloud), data transmission and/or consumer demand, as well as changes in the prevailing global economy, could also reduce current and/or anticipated demand for AI Technologies and could adversely affect BXINFRA’s investment returns.
Social Media and Publicity Risks.
The use of social networks, message boards, internet channels and other platforms has become widespread in the United States and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without independent or authoritative verification. Any such information or misinformation regarding Blackstone, BXINFRA, or one or more Portfolio Entities could have adverse effects on BXINFRA and/or any of its Portfolio Entities.
Software Code Protection
.
Source code may comprise a critical component to a Portfolio Entity’s operations. If an unauthorized disclosure of a significant portion of source code occurs, a Portfolio Entity could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with such Portfolio Entity products by copying functionality, which could adversely affect revenue and operating margins. Unauthorized disclosure of source code could also increase security risks (e.g., viruses, worms and other malicious software programs that may attack Portfolio Entity products and services). Costs for remediating the unauthorized disclosure of source code and other cyber-security branches, may include, among other things, increased protection costs, reputational damage and loss of market share, liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to Portfolio Entity customers or other business partners in an effort to maintain the business relationships after a security breach.
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

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Sponsor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter
or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
Transfers and Liquidity
No Market for Units; Restrictions on Transfers
.
Our Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws, or an exemption from registration is available. It is not contemplated that registration under the Securities Act or other similar securities laws (other than registration under the Exchange Act) will ever be effected. There is no public market for our Units and one is not expected to develop. Each unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act) under applicable securities laws and that it is acquiring Units for investment purposes and not with a view to resale or distribution and that it will only sell and transfer such Units to an investor that is a “qualified purchaser” and “accredited investor” under applicable securities laws or in a manner permitted by the BXINFRA U.S. Partnership Agreement, and consistent with such laws. Except by operation of law, a unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to the Units, unless the unitholder provides 60 calendar days’ notice to the General Partner (or such reasonably shorter period as is agreed to by the General Partner), which may refuse such requested transfer for certain reasons, as explained in “—Item 1. Business – Unit Redemption Plan.” Unitholders must be prepared to bear the risks of owning Units for an extended period of time.
Lack of Liquidity
.
There is no current public trading market for the Units, and the Sponsor does not expect that such a market will ever develop. Therefore, the redemption of Units by us will likely be the only way for a unitholder to dispose of Units.
In accordance with the BXINFRA U.S. Partnership Agreement, BXINFRA U.S. expects to periodically redeem up to 3% of its Units outstanding (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems Units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors.
In accordance with the Feeder’s limited partnership agreement, unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXINFRA U.S. For the avoidance of doubt, the 3% limitation is measured at BXINFRA U.S. and not the Feeder; accordingly, unitholders’ ability to liquidate their Units will be limited by redemption requests made by direct unitholders of BXINFRA U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata
basis after BXINFRA U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window. BXINFRA U.S. will redeem Units only to the extent BXINFRA U.S. has sufficient cash available to honor requests, as determined in the sole discretion of the General Partner. Unitholders may experience significant delays in realizing liquidity even if a unitholder’s redemption is accepted. As of December 31, 2025, BXINFRA U.S. has satisfied all redemption requests in full.

The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXINFRA U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXINFRA U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXINFRA U.S. that would outweigh the benefit of the redemptions. Subject to the BXINFRA U.S. Partnership Agreement, BXINFRA U.S. may determine to conduct the Unit Redemption Plan pursuant to other applicable law, guidance or relief from the SEC.
Effect of Redemption Requests.
Economic events affecting the U.S. economy could cause unitholders to seek to have their Units redeemed pursuant to the Unit Redemption Plan at a time when such events are adversely affecting the performance of our assets. Even if the Sponsor decides to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
Large Unitholders
.
Because certain funds and accounts, including third-party managed vehicles, may have substantial investments in BXINFRA, BXINFRA may experience large redemptions or investments due to transactions in Units by such large unitholders, or similarly managed accounts. While it is impossible to predict the overall effect of these transactions over time, there could be an adverse impact on BXINFRA’s performance. In the event of such redemptions or investments, BXINFRA could be required to sell securities or to invest cash at a time when it may not otherwise desire to do so. Such transactions may increase BXINFRA’s brokerage and/or other transaction costs and affect the liquidity of BXINFRA’s Investments. In addition, when other investors own a substantial portion of Units, a large redemption by such an investor could (a) cause BXINFRA to exceed the redemption limits under the Unit Redemption Plan, resulting in the redemption of Units on a pro-rata
basis or (b) lead to an increase in BXINFRA’s actual expenses. Redemptions could also force BXINFRA to sell its assets and accelerate the realization of taxable capital gains if sales of securities result in capital gains. The impact of these transactions is likely to be greater when the significant investor purchases, redeems, or owns a substantial portion of Units. Amounts of Units submitted for redemption may vary materially over time, and investors will not have visibility into the number of Units redeemed in any given redemption period until its close. Because of this, if an investor submits a redemption request for Units during an ongoing redemption period in which the quarterly volume limitation is reached, it could become subject to some or all of the negative effects set forth above without notice.
When possible, the Sponsor will consider how to minimize these potential adverse effects, and may take such actions as it deems appropriate to address potential adverse effects, including by carrying out the transactions over a period of time, although there can be no assurance that such actions will be successful. A high volume of redemption requests can impact BXINFRA the same way as the transactions of a single unitholder with substantial investments. As an additional safeguard, the significant investor may manage the placement of its redemption requests in a manner designed to minimize the impact of such requests on BXINFRA’s day-to-day
operations. This may involve, for example, requesting redemptions of Units gradually over time.
Valuations and Returns
Valuations
.
For the purposes of calculating our monthly NAV, our Direct Investments will generally initially be valued based on the transaction price; however, to the extent the Sponsor does not believe a Direct Investment’s transaction price reflects the current market value, the General Partner may adjust such valuation. In accordance with the Valuation Policy, the Sponsor will conduct a quarterly valuation of our Direct Investments that will be reviewed and confirmed for reasonableness by our independent valuation advisor with monthly valuation updates based on the latest available financial data and cash flow activity. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year. Additionally, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV. The Sponsor is not obligated to monitor Other Blackstone Accounts’ investments for events that could be expected to have a material impact on any Other Blackstone Accounts’ NAV during a quarter.

Although the valuations of each of our Direct Investments will be reviewed and confirmed for reasonableness by our independent valuation advisors at least once per quarter, such valuations are based on asset- and portfolio-level information provided by the Sponsor, including historical operating revenues and expenses of the Direct Investment, key customer relationships, information regarding recent or planned capital expenditures and any other information relevant to valuing the Direct Investment, which information will not be independently verified by any of our independent valuation advisors. In connection with striking a NAV as of a date other than quarter end for share issuances and redemptions, the Sponsor will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process. The information provided may lead to a different result of the monthly valuation update than that of a quarterly valuation. The resulting potential disparity in NAV between a monthly valuation and a quarterly valuation may inure to the benefit of unitholders whose Units are redeemed or new purchasers of our Units, depending on whether our NAV per Unit for such class, or series of such class, is overstated or understated. Generally, none of our independent valuation advisors will review the Sponsor’s valuations of the Investments in Debt and Other Securities. Such quarterly valuations and monthly updates will be subject to inherent uncertainty and will be made under a number of assumptions which may not ultimately be realized.
Within the parameters of the Valuation Policy, the valuation methodologies used to value our Direct Investments and certain other Investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our Investments will be only estimates of fair value. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the General Partner, the BX Managers and our independent valuation advisors. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. There will be no retroactive adjustment in the valuation of such assets, the offering price of our Units, the price we paid to redeem our Units or
NAV-based
or performance-based fees we paid, directly or indirectly, to the General Partner and BX Managers to the extent such valuations prove to not accurately reflect the realizable value of our assets. While we believe our NAV calculation methodologies are consistent with widely recognized valuation methodologies, there are other methodologies available to calculate NAV. As a result, other funds focused on infrastructure investments may use different methodologies or assumptions to determine NAV. Other Blackstone Accounts face similar risks with respect to valuation and we will incorporate the value of each relevant Other Blackstone Account’s NAV per unit into our NAV to the extent we have invested in such Other Blackstone Account. In addition, each relevant Other Blackstone Account’s NAV per unit used to calculate our NAV may be as of a date several months earlier than the date as of which our NAV is calculated and, as a result, our NAV will often not incorporate the current NAV per unit of such Other Blackstone Account.
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

Changes in Valuations
.
When the Sponsor determines the fair value of our Direct Investments, the Sponsor updates the prior month-end
valuations by considering the latest available financial data for such Direct Investments, as well as any cash flow activity related to the investments during the month. On a quarterly basis, the Sponsor will value our Direct Investments utilizing the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of our Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that our Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each private investment at least once per quarter. Additionally, the Sponsor will engage a second qualified independent valuation advisor to provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of our Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually.
When these quarterly valuations are incorporated into our NAV per Unit, there may be a material change in our NAV per Unit amounts for each class, or series of a class, of Units from those previously reported. We will not retroactively adjust the NAV per Unit of each class, or series of a class, reported for the previous month. Therefore, because a new quarterly valuation may differ materially from the prior valuation, the adjustment to take into consideration the new valuation, may cause the NAV per Unit for each class, or series of a class, of Units to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
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
The Sponsor may, but is not obligated to, monitor our Direct Investments on an ongoing basis for events that the Sponsor believes may have a material impact on our NAV as a whole. Material events may include investment-specific events or broader market-driven events which may impact more than one specific investment events that the Sponsor believes may have a material impact on the most recent fair values of such Direct Investments. Possible examples of such a material event include unexpected investment-specific events and broader market-driven events identified by the Sponsor, which may impact more than one specific investment, including capital market events, economic and political conditions globally and in the jurisdictions and sectors in which an investment operates, and material changes in cap rates or discount rates. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, provide an estimate of the change in value of the Direct Investment, based on the valuation procedures for Direct Investments described in “—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Calculation of Net Asset Value.” In addition to tracking the NAV plus related cash flows of our Primary Commitments and Secondary Investments, the Sponsor may, but is not obligated to, track relevant issuer-specific events or broader market-driven events that the Sponsor believes may have a material impact on our NAV as a whole, and the most recent fair values of our Primary Commitments and Secondary Investments. Upon the occurrence of such a material event and provided that the Sponsor is aware that such event has occurred, the Sponsor may, but is not obligated to, make a corresponding adjustment to reflect the current fair value of such investment fund. Sponsor may consider such information and may conclude in certain circumstances that a material event has occurred such that the latest information provided by the investment fund’s investment advisor or investment manager no longer represents the fair value of a particular asset held by such investment fund. If the Sponsor concludes in good faith that the latest NAV reported by an investment fund’s investment advisor or investment manager does not represent fair value (e.g., there is more current information regarding a portfolio asset which significantly changes its fair value), the Sponsor may make a corresponding adjustment to reflect the current fair value of such asset within such investment fund, applying the valuation methodologies for Direct Investments described in “—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Calculation of Net Asset Value.”

In general, the Sponsor expects that any adjustments to fair values will be calculated after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Sponsor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. For example, an unexpected termination or renewal of key customer relationships, recent financial results or changes in the capital structure of an investment, regulatory changes that affect an investment, or a significant industry event or adjustment to an industry outlook that may cause the value of an Investment to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with the Valuation Policy. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either unitholders who redeem their Units, or unitholders who buy new Units, or existing unitholders. The methods used by the Sponsor to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and redeem Units, and investors should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
General
No Assurance of Investment Return
.
The Sponsor cannot provide assurance that it will be able to choose, make and realize any particular investments or otherwise implement our investment strategy, or that Investments made by us will generate expected returns. Moreover, the Sponsor cannot provide assurance that any unitholder will receive a return of its capital or any distribution from us or be able to redeem from us within a specific period of time. Past performance of investment entities associated with the Sponsor, its affiliates or the Sponsor’s investment professionals does not predict future returns and there can be no assurance that we will achieve comparable results. Accordingly, investors should draw no conclusions from the performance of any other investments of the Sponsor or its affiliates and should not expect to achieve similar results. An investment in us involves a risk of partial or total loss of capital and should only be considered by potential investors with high tolerance for risk. An investor should only invest in us as part of an overall investment strategy, and only if the investor is able to withstand a total loss of its investment.
Limited Operating History.
Although the investment professionals of the Sponsor and Blackstone have extensive investment experience generally, including extensive experience operating and investing for the Infrastructure Platform, BXINFRA has a limited operating history. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision. Investors should draw no conclusions from the performance of investment funds sponsored by Blackstone. The past activities and performance of BXINFRA’s investment professionals and any investment vehicles they managed are not indicative of the results that BXINFRA can expect to achieve. The size and type of Investments expected to be made by us could differ from prior Blackstone investments (including prior infrastructure investments). Valuations of Investments are prepared on the basis of certain qualifications, assumptions, estimates and projections, and there is no assurance that the projections or assumptions used, estimates made or procedures followed by Blackstone or any third-party valuation agent are correct, accurate or complete. In addition, there can be no guarantee that investment opportunities will be identified for us or that, once identified, such investment opportunities will close or will close at the anticipated acquisition price; furthermore, there can be no guarantee that an investment opportunity will generate income or a return of capital or any distribution from us. An investor should only invest in BXINFRA as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment.

Performance Information
.
Any performance information included herein or otherwise provided by Blackstone is presented solely for illustrative purposes and may not be representative of all transactions of a given type or of investments generally. In considering investment performance information contained in this report or otherwise provided, prospective unitholders should bear in mind that past performance does not predict future returns, and there can be no assurance that we will achieve comparable results, be able to effectively implement our investment strategy, achieve our investment or asset allocation objectives, be profitable or avoid substantial losses.
In addition, there can be no assurance that the BX Managers will be successful in identifying investment opportunities. Although we may invest in Other Blackstone Accounts, the investment portfolio of such Other Blackstone Accounts may differ materially from our current investment strategy, including in terms of levels of sectoral and geographic diversification.
Furthermore, performance shown may not reflect returns experienced by any particular investor in the applicable fund. Performance for investors may vary from our overall performance as a result of the timing of an investor’s admission to BXINFRA; the redemption or increase of any part of a unitholder’s interest in us; and the class, or series of a class, of Units in which they invest (including as a result of different subscription fees or servicing fees). Prospective unitholders should note that certain entities, such as the Feeder, may invest through Intermediate Entities (including Corporations), which may pay additional taxes which would further reduce returns experienced by unitholders participating therein.
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
Reliance on the Sponsor.
The Sponsor will have exclusive responsibility for management and oversight of our activities, subject to certain oversight rights held by the Board. Unitholders will not have the right to make or evaluate any Investment made by us, or other decisions concerning management of us and our Portfolio Entities or receive the same amount of Fund or Portfolio Entity financial information that is generally available to the Sponsor. Additionally, the Sponsor and the BX Managers will generally have sole and absolute discretion in structuring, negotiating and purchasing, financing and eventually divesting Investments on behalf of us (subject to specified exceptions). Accordingly, unitholders are dependent upon the judgment and ability of the Sponsor to source transactions and invest and manage our capital. The Sponsor may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Sponsor to identify suitable Investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of Investments. No potential investor who is unwilling to entrust all aspects of our management to the Sponsor should invest in us.
Role of Infrastructure Professionals.
Our success depends in part upon the skill and management expertise of the Sponsor’s infrastructure professionals. Their interests in the Sponsor, and the vesting and potential forfeiture terms to which their interests are subject, are intended to financially discourage them from leaving the Sponsor, but there is ever increasing competition among industry participants for hiring and retaining qualified investment professionals. There can be no assurance that any professional will continue to be associated with Blackstone or the Sponsor or involved in us throughout the life of BXINFRA or that any new hires or replacements will meet expectations. Further, the time, dedication and scope of work of an investment professional varies considerably. Some professionals involved in Blackstone’s other investment funds, including prior Blackstone infrastructure funds, will not be involved in BXINFRA or will have limited involvement with BXINFRA. Certain members of the investment team are new to the Blackstone organization, and additional investment professionals are expected to join the team over the life of BXINFRA. Our success will be dependent, in whole or in part, on the ability of new investment professionals to be successfully integrated into the Blackstone organization. In addition, investment decisions are often considered by the BXINFRA Investment Committee or otherwise by multiple investment professionals. The number of investment professionals engaged for investment decisions could vary as determined in the sole discretion of the Sponsor, depending on the size and type of the Investment, among other factors. Moreover, discussion and debate among investment professionals are generally helpful to the investment decision-making process but excessive disagreement could adversely impact us. Finally, the Sponsor’s investment professionals work on a variety of projects and funds for Blackstone and/or its affiliates and portfolio entities or have other roles within Blackstone, which will likely result in less than all of their time and attention being allocated to us, and their dedication of a substantial portion of their time and attention being allocated to other matters, aside from us, and the ability of members of the investment team to access other professionals and resources within Blackstone for our benefit may be limited. See also, “—Allocation of Personnel” herein.

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
Blackstone
.
A bankruptcy, change of control or other significant adverse event relating to Blackstone or the Sponsor could cause the Sponsor to have difficulty retaining personnel and may otherwise adversely affect us and our ability to achieve our investment objective.
Proxy Statements, Unitholder Proposals and Other Matters.
Holders of our Units are not entitled to nominate or vote in the election of our directors. Accordingly, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in those limited circumstances where a vote of holders of our Units is required under the BXINFRA U.S. Partnership Agreement or Delaware law. Moreover, unitholders are not able to bring matters before meetings of unitholders or nominate directors at such meeting, nor are they generally able to submit unitholder proposals under Rule
14a-8
of the Exchange Act.
Waiver of Trial by Jury.
The BXINFRA U.S. Partnership Agreement contains a provision pursuant to which unitholders waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the BXINFRA U.S. Partnership Agreement or the business or affairs of BXINFRA. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the federal securities laws. Any person who becomes a unitholder as a result of a transfer or assignment of Units would become subject to the terms of the BXINFRA U.S. Partnership Agreement, including the waiver of jury trial provisions. If BXINFRA opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of the federal securities laws claims. This waiver of jury trial provision may limit the ability of a unitholder to bring or demand a jury trial in any claim or cause of action arising out of or relating to the BXINFRA U.S. Partnership Agreement or the business or affairs of BXINFRA, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the BXINFRA U.S. Partnership Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.
Exclusive Delaware Jurisdiction.
The BXINFRA U.S. Partnership Agreement designates the courts of the State of Delaware and, to the extent subject matter jurisdiction exists, the United States District Court for the District of Delaware, as the exclusive forum for any action or proceeding against the parties relating in any way to the BXINFRA U.S. Partnership Agreement. The BXINFRA U.S. Partnership Agreement further provides that, unless the General Partner consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the United States District Court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including, in each case, the applicable rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring

Units shall be deemed to have notice of and to have consented to the forum provision in the BXINFRA U.S. Partnership Agreement. Unitholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in the BXINFRA U.S. Partnership Agreement. This forum selection provision may limit a unitholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with Blackstone or our directors and officers or other unitholders, which may discourage such lawsuits. The validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find this provision of the BXINFRA U.S. Partnership Agreement inapplicable or unenforceable with respect to one or more types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of the Sponsor and our directors and officers.
Potential Conflicts of Interest
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone, the Sponsor, us, the Other Blackstone Accounts, our and Other Blackstone Accounts’ Portfolio Entities and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. Additional conflicts of interest are also expected to arise by virtue of our investments in Third-Party Fund Managers and their investment activities (including, where applicable, their management of Third-Party Pooled Investment Vehicles), although such Third-Party Fund Managers and Third-Party Pooled Investment Vehicles will not be considered “affiliates” of Blackstone or us for any purpose. Not all potential, apparent and actual conflicts of interest are included herein and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. Potential unitholders should review this section and the Investment Manager’s Form ADV carefully before making an investment decision.
Any references to Blackstone and/or the Sponsor in this section will be deemed to include their respective affiliates (including the General Partner), partners, members, shareholders, officers, directors and employees.
If any matter arises that the Sponsor determine in its good faith judgment constitutes an actual and material conflict of interest, the Sponsor and relevant affiliates will take the actions they determine in good faith may be necessary or appropriate to mitigate and/or disclose the conflict, which will be deemed to fully satisfy any fiduciary duties they may have to us or the unitholders. Thereafter, the Sponsor and its relevant affiliates will be relieved of any liability related to the conflict to the fullest extent permitted by law.
Actions that could be taken by the Sponsor or its affiliates to mitigate a conflict include, by way of example and without limitation (subject to the terms of the BXINFRA U.S. Partnership Agreement), (a) if applicable, handling the conflict as described herein, (b) obtaining from the Board of Directors (or the Independent Directors) advice, waiver or consent as to the conflict, or acting in accordance with standards or procedures approved by the Board of Directors to address the conflict, (c) disposing of the investment or security giving rise to the conflict of interest, (d) disclosing the conflict to the Board of Directors, including the Independent Directors, as applicable, or unitholders (including, without limitation, in distribution notices, financial statements, letters to unitholders or other communications), (e) appointing an independent representative to act or provide consent with respect to the matter giving rise to the conflict of interest, (f) validating the arms’ length nature of the transaction by referencing participation by unaffiliated third parties, (g) in the case of conflicts among clients, creating groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise or represent one of the clients that has a conflicting position with other clients, (h) implementing policies and procedures reasonably designed to mitigate the conflict of interest, or (i) otherwise handling the conflict as determined appropriate by the Sponsor in its good faith reasonable discretion. While the BXINFRA U.S. Partnership Agreement and/or policies of the General Partner provide that any transaction or relationship that involves a material conflict of interest (excluding any transaction or relationship expressly provided for in the BXINFRA U.S. Partnership Agreement) will be subject to the consent of the Independent Directors, the Sponsor has significant discretion in analyzing and determining whether any such material conflict of interest exists

(and therefore whether consent of the Independent Directors is required). The Sponsor is expected to determine in many cases that, although a potential for conflict may exist, such potential conflict does not rise to a material conflict of interest requiring such consent, including because of the presence or implementation of mitigation factors described above or elsewhere in this report, or because of the presence or implementation of other factors or mitigants that the Sponsor determines to be sufficient, in which case no such consent will be required. For the avoidance of doubt, where the consent or approval of the L.P. advisory committee or board of directors of any Other Blackstone Account is sought with respect to any Other Blackstone Account matter, the consent or approval of our Independent Directors shall not necessarily be required in connection with such matter, and the lack thereof shall not prevent any Other Blackstone Account from proceeding on the basis of any such Other Blackstone Account’s L.P. advisory committee or board of directors consent or approval (including in circumstance in which we do not similarly proceed). Conversely, to the extent the L.P. advisory committee or board of directors of any Other Blackstone Account does not consent to or approve of a matter, notwithstanding the consent or approval of the Independent Directors to such matter or the determination that such consent or approval is not necessary, the General Partner may determine not to proceed, which could result in us not participating in transactions that the General Partner otherwise believes would be beneficial for us. There can be no assurance that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us.
We are subject to certain conflicts of interest arising out of our relationship with Blackstone, including the Sponsor and its affiliates. Certain members of the Board of Directors are also executives of Blackstone and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the BXINFRA U.S. Partnership Agreement, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the Board of Directors, General Partner, the BX Managers, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them.
Performance-Based Compensation.
The Performance Participation Allocation creates a greater incentive for the Sponsor to make more speculative Investments on our behalf or time the purchase or sale of Investments in a manner motivated by the personal interest of Blackstone personnel than if such performance-based or other compensation did not exist, as the Sponsor receives a disproportionate share of profits above the preferred return hurdle. A similar incentive exists at the level of the Third-Party Fund Managers in which we may invest. The general partner clawback with respect to our indirect clawback liability pertaining to Third-Party Fund Managers in which we may invest in respect of our applicable share of carried interest generated by such Third-Party Fund Managers, potentially creates other misalignments of interests between such Third-Party Fund Managers, on the one hand, and the investors in the Third-Party Pooled Investment Vehicles on the other hand, such as an incentive for the Third-Party Fund Managers to make more speculative investments, to defer disposition of an investment that would result in a realized loss (or a return on investment that was less than the preferred return, where applicable under the organizational documents of the relevant Third-Party Pooled Investment Vehicle) and trigger the clawback, or delay the dissolution and liquidation of a Third-Party Pooled Investment Vehicle if doing so would trigger a clawback obligation and/or seek to deploy capital in investments at an accelerated pace. Blackstone will generally have no control over the decision to dispose of underlying investments made by Third-Party Fund Managers in which it invests, and will be reliant upon such Third-Party Fund Managers to make such decisions in a fair and reasonable manner and on a timely basis. In addition, the U.S. federal income tax law provides for a lower capital gains tax rate on performance-based compensation from Investments held for at least three years, which can be expected to incentivize Third-Party Fund Managers in which we invest to accelerate deployment of capital at the beginning of the investment period of closed-ended funds they manage, and the Sponsor and Third-Party Fund Managers in which we invest to hold investments longer to ensure long-term capital gains treatment or dispose of investments prior to any change in law that would result in a higher effective income tax rate on the Performance Participation Allocation or equivalent performance-based compensation respectively. Furthermore, in the event of our liquidation, the Sponsor may receive a Performance Participation Allocation with respect to a distribution in-kind
of
non-marketable
securities. The amount of the Performance Participation Allocation will be dependent on the valuation of the non-marketable
securities distributed, which will be determined by the Sponsor and could incentivize the Sponsor to value the securities higher than if there were no Performance Participation Allocation. The Sponsor can engage a third party to determine the value of securities distributed in-kind
or
non-marketable
securities and rely upon the third-party opinion of value, but there can be no assurance such an opinion will accurately reflect value. The Sponsor is entitled to elect to receive its Performance Participation Allocation in the form of an in-kind
distribution including if the purpose of such election is to permit Blackstone personnel to donate such securities to charity (which may include private foundations, funds or other charities associated with any such personnel). The tax benefit derived from charitable giving has the effect of reinforcing and enhancing the incentives otherwise resulting from the existence of the Sponsor’s Performance Participation Allocation described above.

In addition, the Investment Manager is paid a fee for its services based on our NAV, which is calculated by the Sponsor. The Investment Manager receives the Management Fee, equal to 1.25% of our NAV per annum, and the Administration Fee, equal to 0.10% of our NAV per annum. The Investment Manager may elect to receive the Management Fee and the Administration Fee in cash or Units. The Management Fee is payable to the Investment Manager in consideration for its services. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and its accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an investment), and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Investment Manager may benefit from us retaining ownership of our assets at times when unitholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual realizable value or future value, then the purchase price of Units or the price paid for the redemption of Units on a given date may not accurately reflect the value of our portfolio, and such Units may be worth less than the purchase price or more than the redemption price.
As further described in “—Item 1. Business – Compensation of the Sponsor,” the Performance Participation Allocation, the Management Fee and the Administration Fee are payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including Corporations) through which we indirectly invest in an Investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be).
Accordingly, this reduces the Sponsor’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.
Allocation of Personnel.
The Sponsor devotes such time and attention to us as it determines to be necessary to conduct our business affairs in an appropriate manner. However, Blackstone personnel, including members of the BXINFRA Investment Committee, work on other projects, serve on other committees (including boards of directors, as applicable) and source potential investments for and otherwise assist the investment programs of Other Blackstone Accounts and their Portfolio Entities, including other investment programs to be developed in the future. Certain members of the Sponsor’s investment team are also members of other Blackstone investment teams and will continue to serve in those roles (which in some cases is their primary responsibility) and as a result not all of their business time will be devoted to the Sponsor or to us. Certain non-investment
professionals are not dedicated solely to the Sponsor but rather perform functions that benefit us as well as work for Other Blackstone Accounts, the Sponsor and/or Blackstone, which is expected to detract from the time such persons devote to us. Even some key Blackstone personnel who devote substantially all of their time and attention to Blackstone’s infrastructure investments generally and matters relating thereto will not devote time predominantly, or solely, to us, as the Blackstone Infrastructure Group (and thus Blackstone’s infrastructure investments) includes Other Blackstone Accounts other than us and could in the future include Other Blackstone Accounts that are not advised by the Sponsor. Such personnel can, in certain circumstances, be expected to devote a substantial portion or all of their time to such Other Blackstone Accounts and not to BXINFRA. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us and unitholders. Furthermore, Blackstone and Blackstone personnel derive financial benefit from these other activities, including fees and performance-based compensation. Blackstone personnel outside the Infrastructure Platform share in the fees and performance-based compensation from us; similarly, the Infrastructure Platform’s personnel share in the fees and performance-based compensation generated by Other Blackstone Accounts. These and other factors create conflicts of interest in the allocation of time by Blackstone personnel. The Sponsor’s determination of the amount of time necessary to conduct our activities will be conclusive, and unitholders rely on the Sponsor’s judgment in this regard.
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
Certain personnel of Blackstone will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, Other Blackstone Accounts and our/their respective Portfolio Entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of ours, including if such other entities compete with us for investment opportunities or other resources. The Blackstone personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement would create conflicts of interest in making Investments on behalf of us and such other funds, accounts and other entities. Also, Blackstone personnel are generally permitted to invest in alternative investment funds, private equity funds, venture capital funds, real estate funds, hedge funds and other investment vehicles (it being understood that such personnel may make such investments for strategic reasons including for purposes of sourcing investment opportunities for us, Other Blackstone Accounts and/or Blackstone), as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Blackstone’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by us or Other Blackstone Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There could be situations in which such alternative investment funds invest in the same Portfolio Entities as us and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, us. There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. This conflict is furthered by the overlap in senior leadership among the Sponsor and various Blackstone business units.
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
Additionally, certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential Investments of ours or other counterparties of ours and our Portfolio Entities and/or assets. Moreover, in certain instances, we or our Portfolio Entities can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, including the Sponsor, in deciding whether to select, recommend or create such service providers to perform services for us or a Portfolio Entity (the cost of which will generally be borne directly or indirectly by us or such Portfolio Entity, as applicable) and to incentivize Blackstone to engage such service provider over another third party. The fees for services provided by such service providers may or may not be at the same rate charged by other third parties and the Sponsor undertakes no obligations to select service providers who may have lower rates. In most such circumstances, the BXINFRA U.S. Partnership Agreement will not preclude us from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Sponsor. The unitholders rely on the Sponsor to manage these conflicts in its sole discretion.
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
co-invest
alongside) us on preferential terms.
Secondments and Internships.
Certain personnel of Blackstone and its affiliates and the Consultants (as defined below), will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to one or more Portfolio Entities, vendors and service providers or unitholders of ours and of Other Blackstone Accounts to provide finance, accounting, operational support, property management, legal, technology, data management (including artificial intelligence) and other similar services, including the sourcing of Investments for us or other parties. The salaries, benefits, overhead and other expenses or otherwise related to such arrangements are expected to be borne by (a) Blackstone, (b) the organization for which the personnel are working or (c) in certain circumstances, both or such Portfolio Entities, vendors and service providers or unitholders and Other Blackstone Accounts, (in each case depending upon the facts and circumstances associated with such arrangements). In addition, personnel of Portfolio Entities, vendors, service providers (including law firms and accounting firms) and unitholders of ours and of Other Blackstone Accounts will, in certain circumstances, be seconded to, serve internships at, receive training from or otherwise provide consulting services to, Blackstone, us, Other Blackstone Accounts and the Portfolio Entities of ours and of Other Blackstone Accounts. While often we, the Sponsor, Other Blackstone Accounts and our/their Portfolio Entities are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, Portfolio Entity or service provider or also provides services to us, Other Blackstone Accounts, their Portfolio Entities or Blackstone in the ordinary course. We or our Portfolio Entities can be expected to pay compensation or cover fees or expenses associated with such secondees and interns. If Blackstone or the Sponsor pays compensation or covers expenses associated with such secondees and interns, Blackstone and/or the Sponsor can, in certain circumstances, be expected to seek reimbursement from us for such amounts. If our Portfolio Entity pays fees or expenses associated with such secondees or interns (including by means of reimbursing Blackstone or the Sponsor for such fees or expenses), those fees and/or expenses will be borne indirectly by us. Additionally, the Sponsor, Blackstone, Other Blackstone Accounts or their respective Portfolio Entities could receive benefits from these arrangements, including arrangements at no or reduced cost, that they have with secondees or interns employed by service providers or vendors (or affiliates thereof) that provide services to, or whose employees serve as secondees or interns to, us (or our Portfolio Entities) that bears the compensation, fees or expenses associated with such services, secondees or interns. Furthermore, such arrangements, including those at no or reduced cost, could include secondees or interns who perform services for the benefit of the Sponsor, Blackstone, Other Blackstone Accounts or their respective Portfolio Entities that do not benefit us or our Portfolio Entities. Such arrangements could give Blackstone or the Sponsor an incentive to favor the company that employs the secondees or interns, including in connection with determining whether we should engage, or continue to engage, such company for services.
To the extent secondee or intern compensation or other expenses are borne by us, including indirectly through our Portfolio Entities or reimbursement of Blackstone for such cost, Fund Fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above can be expected to provide services in respect of multiple matters, including in respect of matters related to the Sponsor, Blackstone, us, Other Blackstone Accounts, Portfolio Entities, each of our/their respective affiliates and related parties, and any costs of such personnel can be expected to be allocated accordingly. Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, us, Other Blackstone Accounts, Portfolio Entities and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.
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

Other Benefits.
The Sponsor, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on our behalf, the value of which will not offset or reduce Fund Fees or otherwise be shared with us, our Portfolio Entities or the unitholders. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back,” or rebates in addition to such loyalty or status program miles or points. Such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of the Sponsor, its affiliates or their personnel or related parties receiving it, even though the cost of the underlying service is borne by us as fund expenses or by our Portfolio Entities. See also “—Service Providers, Vendors and Other Counterparties Generally” herein. Similarly, the Sponsor, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by Portfolio Entities and customers or suppliers of such Portfolio Entities. In addition, the cost of airline travel incurred as a fund expense for personnel of the Sponsor travelling for appropriate BXINFRA-related purposes (including, without limitation, travel related to a Portfolio Entity, a prospective Portfolio Entity or other BXINFRA-related matter) will in certain cases also benefit such personnel of the Sponsor to the extent the trip also serves a personal purpose. The unitholders consent to the existence of these arrangements and benefits.
Advisors, Consultants and Partners.
The Sponsor, its affiliates and their respective personnel and related parties engage and retain strategic advisors, consultants, senior advisors, operating advisors, executive advisors, industry experts, investment banks, financial intermediaries, service providers, joint venture and other partners and professionals and market participants, any of whom might be current or former executives or other personnel of the Sponsor, its affiliates or Portfolio Entities of ours or of Other Blackstone Accounts (collectively, “Consultants”), to provide a variety of services. Similarly, we, Other Blackstone Accounts and our/their Portfolio Entities retain and pay compensation to Consultants to provide services, or to undertake a build-up
strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company.” Any amounts paid by us or a Portfolio Entity to Consultants in connection with the above services, including cash fees, profits or equity interests in a Portfolio Entity, discretionary bonus awards, performance-based compensation (e.g., promote), retainers and expense reimbursements, will be treated as fund expenses or expenses of the Portfolio Entity, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Sponsor, be chargeable to the Sponsor or deemed paid to or received by the Sponsor, or offset or reduce any Fund Fees to the Sponsor or be subordinated to return of the unitholder’s capital. Amounts charged by Consultants will not necessarily be confirmed as being comparable to market rates for such services. In certain cases, Consultants will receive intangible and other benefits resulting from their activities on our behalf, including, potentially, access to privileged information regarding our Portfolio Entities and possible future deal origination to the extent applicable with BXINFRA or Other Blackstone Accounts. For example, in the same way that executives from portfolio companies of Other Blackstone Accounts may provide insight and/or deal origination for our benefit, the work performed by executives of our Portfolio Entities may benefit Consultants and/or Other Blackstone Accounts. Consultants can be expected to attend events and/or meetings sponsored by our Portfolio Entities and/or Other Blackstone Accounts or other members of the Blackstone network, and similarly, members of the Blackstone network may attend any of our meetings. Also, Consultants (including for this purpose, strategic investors described in “—Syndication; Warehousing”) often co-invest
alongside us in Portfolio Entities and Investments or invest directly in products managed by Third-Party Fund Managers in which we invest, participate in long-term incentive plans of a Portfolio Entity or Third-Party Fund Manager, and invest directly in us or in vehicles controlled by us, with reduced or waived Fund Fees and performance-based compensation (where permitted by applicable law), including potentially after the termination of their engagement by or other status with Blackstone, and such co-investment
or participation (which generally will result in us being allocated a smaller share of an Investment and less co-investment
being available to unitholders) may be considered part of Blackstone’s side-by-side
co-investment
rights, as determined by the Sponsor or its affiliates in their sole discretion. Consultants’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Consultant.

The time, dedication, nature of the relationship and scope of work of a Consultant varies considerably. In some cases, a Consultant advises the Sponsor on transactions, provides the Sponsor with industry-specific insights and feedback on investment themes, assists in transaction due diligence, and makes introductions to, and provides reference checks on, management teams. In other cases, Consultants take on more extensive roles, including serving as executives or directors on the boards of Portfolio Entities and contributing to the identification and origination of new investment opportunities. We may rely on these Consultants to recommend the Sponsor and us as a preferred investment partner and carry out our investment program, but there is no assurance that any Consultant will continue to be involved with us for any length of time. We and the Sponsor in certain circumstances can be expected to have formal or informal arrangements with Consultants that may or may not have termination options and may include compensation, no compensation, or deferred compensation until occurrence of a future event, such as commencement of a formal engagement. Moreover, in negotiating and structuring transactions with Consultants or counterparties (such as investment banks, financial intermediaries and other service providers) of ours or Portfolio Entities, the Sponsor will generally not seek to maximize terms as if such transaction was taking place in isolation – it will be free to consider relationship, reputational and market considerations, which can in some circumstances result in a cost to us (or otherwise make the terms of the transaction less favorable for us). In certain cases, Consultants have attributes of Blackstone “employees” (e.g., they can be expected to make use of offices and potentially, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel or work on Blackstone matters as their primary or sole business activity, have Blackstone-related email addresses or business cards and participate in certain benefit arrangements (e.g., the side-by-side
investment program) typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the BXINFRA U.S. Partnership Agreement and the Investment Management Agreement, as applicable, and their salary and related expenses are paid by us as fund expenses or by Portfolio Entities without any reduction or offset to Fund Fees. Some Consultants work only for us and our Portfolio Entities, while other Consultants may have other clients, including Other Blackstone Accounts, as described herein. In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to the Sponsor potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Sponsor under the Investment Management Agreement and/or the BXINFRA U.S. Partnership Agreement, the compensation to such Consultants may be borne fully by us and/or Portfolio Entities (with no reduction or offset to Fund Fees) and not the Sponsor. Consultants could have conflicts of interest between their work for us and our Portfolio Entities, on the one hand, and themselves or other clients, on the other hand, and the Sponsor is limited in its ability to monitor and mitigate these conflicts. Additionally, Consultants could provide services on behalf of both us and Other Blackstone Accounts, and any work performed by Consultants retained on our behalf may benefit such Other Blackstone Accounts (and alternatively, work performed by Consultants on behalf of Other Blackstone Accounts could benefit us), and the Sponsor shall have no obligation to allocate any portion of the costs to be borne by us in respect of such Consultant’s work on behalf of us to such Other Blackstone Accounts, except as described below.
In addition, we will in certain circumstances, enter into an arrangement from time to time with one or more individuals (who may be former personnel of Blackstone or current or former personnel of Portfolio Entities of ours or of Other Blackstone Accounts, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a new business line or a build-up
strategy to acquire and develop real property or other assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company.” The services provided by such individuals or relevant Portfolio Entity, as the case may be, could include: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant Portfolio Entity could be compensated with a salary and equity incentive plan, including a portion of profits derived from us or a Portfolio Entity or asset of ours (which may take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Compensation could also be based on assets under management, or an economic mechanism similar to a waterfall for performance based compensation and/ or other similar metrics, which will not be subject to the management fee offset. The professionals at such platform company, which in certain circumstances can be expected to include former employees of or current or former senior advisors or consultants to Blackstone, the Sponsor, its affiliates and/or Portfolio Entities of Other Blackstone Accounts, can be expected to undertake analysis and evaluation of potential investment and acquisition opportunities for such platform company. Although the Sponsor is generally responsible under the BXINFRA U.S. Partnership Agreement for certain overhead expenses and investment analysis associated with sourcing and managing Investments, as well as compensation costs of the Sponsor’s investment professionals, we would, in such circumstances, invest capital to fund some or all of the costs of such platform companies, including costs related to overhead (including rent, utilities, benefits, salary or retainers for the individuals and/or their affiliated entities) and the sourcing, diligence and analysis of Investments, as well as the compensation for the individuals and entity undertaking the new business line or build-up
strategy. The activities performed by investment professionals at platform companies will in certain cases be similar to the investment management activities performed by the Sponsor’s investment professionals in respect of us. In such cases, we will both indirectly bear the compensation expenses for the platform companies’ investment professionals and directly bear the management fees in respect of capital invested by us in such platform companies. The Sponsor could have an incentive to cause us to invest in platform companies in circumstances where such investments have the effect of reducing (or avoiding a need to increase) the number of investment professionals that the Sponsor needs to employ in respect of us. Such expenses could be borne directly by us as fund expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a Portfolio Entity. None of such Portfolio Entities or Consultants will be treated as affiliates of the Sponsor for purposes of the BXINFRA U.S. Partnership Agreement and/or Investment Management Agreement and none of the fees, costs or expenses described above will reduce or offset Fund Fees.
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
Multiple Blackstone Business Lines.
Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, us, our Portfolio Entities and Other Blackstone Accounts and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. There will be no limitations on the ability of such other business units to provide services to or engage in transactions with Third-Party Fund Managers in which we invest and their affiliates or Portfolio Entities, and unitholders will not be entitled to share in any fees or payments received in respect of any such services or transactions or receive notice thereof, and any such fees or payments will not result in any offset to Fund Fees. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel may be prohibited by law or contract from sharing information with the Sponsor that would be relevant to monitoring our Investments and other activities, including as a result of information received from Third-Party Fund Managers in connection with such other Blackstone businesses. Additionally, Blackstone or Other Blackstone Accounts can be expected to enter into covenants that restrict, condition or otherwise limit the ability of us or our Portfolio Entities and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Blackstone Accounts could have granted exclusivity to a joint venture partner that limits us and Other Blackstone Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone or an Other Blackstone Account could have entered into a non-compete
in connection with a sale or other transaction or agreed to other restrictions that could impact our ability to consummate investments. These types of restrictions may negatively impact our ability to implement our investment program. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities.” Finally, Blackstone personnel who are members of the investment team or the BXINFRA Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other personal or business activities, in which case we will not benefit from their experience. The unitholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Sponsor will consider such relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity and such relationships can be expected to influence the Sponsor’s decision to make or not make particular investments on our behalf (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We could be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or has made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to us. See “—Other Blackstone Accounts; Allocation of Investment Opportunities” and “—Portfolio Entity Relationships Generally” herein. We may also co-invest
with Other Blackstone Accounts or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by the Sponsor with respect to our Investments and otherwise result in a conflict. See also “—Other Blackstone Accounts; Allocation of Investment Opportunities” herein.
Also, Blackstone or its affiliates will represent creditors or debtors in proceedings under Chapter 11 of the U.S. Bankruptcy Code or prior to such proceedings and will serve as advisor to creditor and equity committees. This involvement, for which Blackstone will from time to time be compensated, could limit or preclude the flexibility that we would otherwise have to buy or sell certain real estate related assets, and may require that we dispose of an investment at an inopportune time.
Finally, Blackstone and Other Blackstone Accounts could acquire our Units in the secondary market. Blackstone and Other Blackstone Accounts would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of our Investments.
Minority Investments in Asset Management Firms.
Blackstone and Other Blackstone Accounts, including Blackstone Strategic Capital Holdings (“Blackstone GP Stakes”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, us, Other Blackstone Accounts and our/their respective Portfolio Entities, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio entities. Typically, the Blackstone-related party with an interest in the asset management firm would be entitled to receive a share of carried interest / performance-based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone-related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although we, Blackstone, and Other Blackstone Accounts, including Blackstone GP Stakes, do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control
investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone, us and Other Blackstone Accounts, including Blackstone GP Stakes, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed “affiliates” of Blackstone for any purpose, Blackstone could, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic / revenue sharing interest therein will, in certain circumstances, give rise to conflicts of interest. We may from time to time participate in such investments alongside Other Blackstone Accounts, including Blackstone GP Stakes. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose our Investments to claims by third parties in connection with such Investments (as indirect owners of such asset management firms or similar businesses) that could have an adverse financial or reputational impact on our performance. We, our affiliates and our/their respective Portfolio Entities may from time to time engage in transactions with, and buy and sell Investments from, any such third-party asset managers and their sponsored funds, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Blackstone-related party earning performance-based incentive compensation and/or fee income in respect of such transactions. Subject to the terms of the BXINFRA U.S. Partnership Agreement, such transactions and other commercial arrangements between such third-party asset managers and us and our Portfolio Entities may not be subject to Board of Directors’ approval. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and us and our Portfolio Entities, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in our favor. Unitholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By acquiring our Units, each unitholder will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest related to Investments in, arrangements and/or transactions with other alternative asset management firms and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.
Blackstone
Policies and Procedures; Information Walls.
Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Because Blackstone has many different asset management and advisory businesses, including, but not limited to a private equity business, a credit business, a secondary funds business, an infrastructure business, an insurance solutions business, a growth equity business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Blackstone infrastructure business and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that may reduce the positive synergies and collaborations that we could otherwise expect to utilize for purposes of identifying, pursuing and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public
information with respect to companies in which Other Blackstone Accounts may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to us, might become restricted to those other respective businesses and otherwise be unavailable to us. However, certain business units will have access to form documents used by other business units; for example, when providing “seller financing” in connection with a sale, we may utilize form debt or credit agreements utilized or created by an Other Blackstone Account with a strategy that focuses on debt investments, and vice versa. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect our ability to effectively achieve their investment objective by unduly limiting our investment flexibility and/or the flow of otherwise appropriate information between the Sponsor and other business units at Blackstone. For example, in some instances, personnel of Blackstone may be unable, for example, to assist with our activities as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, in some instances, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or dispose of all or any portion of an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public
information or is otherwise restricted from trading in certain securities, we and the Sponsor may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit our and/or our Portfolio Entities’ and our/their affiliates’ ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone reserves the right to enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Data.
Blackstone receives, generates and/or obtains various kinds of data and information in connection with us, Other Blackstone Accounts, our/their Portfolio Entities, our unitholders and investors in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, including, but not limited to, data and information relating or created in connection with to business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions, and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as alternative data or “big data.” Blackstone can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights including use, ownership, distribution and derived work rights over) this data and information from us, Other Blackstone Accounts, our/their Portfolio Entities, our unitholders and investors in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities. Blackstone has entered and will continue to enter into information sharing and use, measurement and other arrangements with us, Other Blackstone Accounts, our/their Portfolio Entities, our unitholders and investors in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, which will give Blackstone access to (and rights regarding, including use, ownership, distribution and derived work rights over) data that it would not otherwise obtain in the ordinary course. Further, this alternative data is expected to be aggregated across Blackstone’s Infrastructure Platform, Other Blackstone Accounts and our/their respective Portfolio Entities. Although Blackstone believes that these activities improve Blackstone’s investment management and other business activities on behalf of us and Other Blackstone Accounts, information obtained from us, our Portfolio Entities, and, at their election, certain unitholders and investors in Other Blackstone Accounts, as well as related parties, service providers and other sources in connection with our activities, also provides material benefits to Blackstone or Other Blackstone Accounts, typically without compensation or other benefit accruing to us, our unitholders or Portfolio Entities. For example, information obtained from a Portfolio Entity owned by us can be expected to enable Blackstone to better understand a particular industry, enhance Blackstone’s ability to provide advice or direction on strategy or operations to the management team of one or more of our Portfolio Entities, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Blackstone Accounts that do not own an interest in the Portfolio Entity, typically without compensation or benefit to us or our Portfolio Entities. Further, this alternative data is expected to be aggregated across us, Other Blackstone Accounts and our/their respective portfolio companies and, in connection therewith, Blackstone is expected to serve as the repository for such data, including with ownership, use and distribution rights therein. Blackstone may also share data from a Portfolio Entity (on an anonymized basis) with a portfolio entity of an Other Blackstone Account, which may increase a competitive disadvantage for, and indirectly harm, such Portfolio Entity (although the opposite may be true as well, in which case our Portfolio Entity may receive data from a portfolio company of an Other Blackstone Account). In addition, Blackstone may have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties (including confidentiality agreements entered into with Third-Party Fund Managers in which we invest) to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material non-public
information, Blackstone is generally free to use and distribute data and information from our and our Portfolio Entities’ activities to assist in the pursuit of Blackstone’s various other activities, including but not limited to trading activities or other uses for the benefit of Blackstone or an Other Blackstone Account. This may include utilizing information received from Third-Party Fund Managers in furtherance of such purpose, subject to confidentiality obligations owed by the Sponsor or its affiliates. Any confidentiality obligations do not limit Blackstone’s ability to do so. For example, Blackstone’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a Portfolio Entity in the same or related industry. Such trading or other business activities are expected to provide a material benefit to Blackstone without compensation or other benefit to us or our unitholders.
Buying, Selling and Acquiring Investments or Assets from/to Certain Related Parties.
We and our Portfolio Entities can be expected to purchase Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, from or sell Investments or assets, including seasoned Investments and interests in Other Blackstone Accounts, to unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, including the parties which such unitholders, Portfolio Entities of Other Blackstone Accounts, own or have invested in. Such purchases and sales could occur on a programmatic basis; for example, where one Portfolio Entity is focused on property development and construction within a given sector and another Portfolio Entity is focused on acquiring and holding multiple properties within the same sector as a part of a platform investment. Blackstone will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the ultimate value of the applicable investment or asset, though it could also obtain third-party valuation reports in respect thereof. In each such circumstance, it can be expected that the proceeds received by a seller from us (or our Portfolio Entities) in respect of an investment or asset could be distributed, in whole or in part, to a related party (i.e., a unitholder, Portfolio Entity or Other Blackstone Account when such related party indirectly holds interests in such underlying investment or asset through the seller (including, for example, in such related party’s capacity as an investor in such counterparty)). In other circumstances where we or a related party of ours (i.e., a unitholder, Portfolio Entity or Other Blackstone Account) holds publicly traded securities in a Portfolio Entity and we or such related party have entered into a privately negotiated transaction with such Portfolio Entity, we or such related party can be expected to receive (directly or indirectly) proceeds from such related party or us, as applicable, upon the consummation of such privately negotiated transaction. In each such circumstance, unitholders, Other Blackstone Accounts, Portfolio Entities of Other Blackstone Accounts or their respective related parties could also have limited governance rights in respect of such counterparty or such investment or asset. Purchases and sales of Investments or assets between us or our Portfolio Entities, on the one hand, and unitholders, Portfolio Entities of Other Blackstone Accounts or their respective related parties, on the other hand, are not subject to the approval of the Board of Directors or any unitholder unless required under the Advisers Act or other applicable law or regulation. We may originate or initially acquire an Investment (or portfolio of related Investments) in circumstances where we expect that certain portions or tranches thereof (which could be of different levels of seniority or credit quality) will be syndicated to one or more Other Blackstone Accounts or when such Other Blackstone Accounts provide equity or debt financing to us or third-party purchasers in connection with the disposition of such assets as described above (in which case Blackstone will have conflicting duties in determining the tranching thereof).
Blackstone will have conflicting duties to us and Other Blackstone Accounts when we (or our Portfolio Entities) buy or sell assets from or to Other Blackstone Accounts (and, potentially, when we buy, sell or redeem interests in Other Blackstone Accounts), or when such Other Blackstone Accounts provide equity or debt financing to us or third-party purchasers in connection with the disposition of such assets, including as a result of different financial incentives Blackstone could have with respect to us and such Other Blackstone Accounts. These conflicts will not necessarily be resolved in our favor, and the unitholders will not necessarily receive notice or disclosure of the occurrence of these conflicts.
We could similarly sell all or any portion of an asset as part of the sale of a portfolio comprised of such asset and assets owned by Other Blackstone Accounts to a buyer at a single purchase price, in which case the Sponsor will determine in good faith the portion of the purchase price payable to us. In addition, certain financings between us and Blackstone affiliates may involve structuring that in form is a transaction between us and an affiliate, but will not be treated as the sale of an Investment from or to us from a Blackstone affiliate to us, or from us to a Blackstone affiliate, for any purposes, as determined by the Sponsor in good faith. For example, where we, in anticipation of a take private transaction, purchase publicly traded securities of an issuer in which an Other Blackstone Account holds a de minimis interest, such take private transaction, if structured as a merger between the issuer and one or more subsidiaries of ours would generally not be treated as the sale of an investment in such issuer from such Other Blackstone Accounts to us for purposes of the BXINFRA U.S. Partnership Agreement, including in a situation where holders of the securities of the issuer automatically receive cash consideration in exchange for their interest when the merger becomes effective. Further, a Portfolio Entity could sell its data to Portfolio Entities of Other Blackstone Accounts or their respective related parties. See also “—Data” and “—Data Services” herein. These transactions involve conflicts of interest, as Blackstone can, directly or indirectly, receive fees and other benefits from or otherwise have interests in both parties to the transaction, including Blackstone having different financial incentives with respect to the parties to the transaction. There can be no assurance that any assets sold by us to an Other Blackstone Account or Portfolio Entities thereof (or where such Other Blackstone Account is providing financing to us or a third-party purchaser) or where any interests in Other Blackstone Accounts are being sold to or redeemed by us will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to an Other Blackstone Account or any of their respective related parties (or were sold in a transaction where us or the third-party purchaser is not receiving financing from a related party, or, in the case of interests in an Other Blackstone Account sold or redeemed by us, if the issuer of the interests were a third party rather than an Other Blackstone Account). Blackstone will not be required to solicit third-party bids or obtain third party valuation prior to causing us or any of our Portfolio Entities to purchase or to sell any asset or Investment from or to a Portfolio Entity of an Other Blackstone Account or any of their respective related parties as provided above (or to purchase, sell or redeem any interests in an Other Blackstone Account). In the event Blackstone does solicit third-party bids in a sale process of any such assets, the participation of an Other Blackstone Account (or a related party thereof) through the financing of a third-party purchase, could potentially have a negative impact on the overall process. For example, a bidder that is not working with, or has otherwise chosen not to work with, an Other Blackstone Account for such financing, could perceive the process as favoring parties that are doing so. While Blackstone will seek to develop sales procedures that mitigate conflicts for us, there can be no assurance that any bidding process will not be negatively impacted by the involvement of any Other Blackstone Accounts in the relevant transactions. All the foregoing transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone will have with respect to the parties to the transaction. These conflicts will not necessarily be resolved in favor of us, and our unitholders will not necessarily receive notice or disclosure of the occurrence of these conflicts. In addition, in certain transactions involving us, which such transactions may include Other Blackstone Accounts, their Portfolio Entities, and/or other affiliated vehicles of the Sponsor, us and such entities may have the same investment committee. Accordingly, in such circumstances, Other Blackstone Accounts, their Portfolio Entities, and/or other affiliated vehicles of the Sponsor might engage the same investment committee or applicable sub-committee
to render an investment decision as to us in such transaction. These conflicts relating to buying or selling Investments or assets to or from certain related parties will not necessarily be resolved in our favor, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Blackstone
Strategic Relationships
 and Multi-Fund Arrangements.
Blackstone has entered, and it can be expected that Blackstone in the future will enter, into both (a) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to our strategy and (b) arrangements that involve an agreement or understanding to subscribe for a capital commitment to us and one or more Other Blackstone Accounts (which may include a commitment already made recently to another Blackstone fund and/or us) (any such overall relationship and/or multi-fund arrangement in the foregoing (a) and (b), a “Strategic Relationship”). A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or extend a commitment or lock-up
period, as applicable, to two or more Blackstone funds, including, but not limited to, us and/or a fund within the Infrastructure group. Unitholders will not receive a copy of any agreement memorializing a Strategic Relationship program (even if in the form of a side letter and even if the agreement provides for rights and benefits typically given in a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored nations” election process any rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that the terms of, existence of or information about any Strategic Relationship will be shared with the unitholders). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts on or reductions to and/or reimbursement or rebates of management fees or incentive allocation, secondment of personnel from the investor to Blackstone (or vice versa), targeted amounts for co-investment
and/or
co-underwriting
alongside Blackstone vehicles (including, without limitation, preferential or favorable allocation of co-investment
and/or
co-underwriting
opportunities, and preferential terms and conditions related to co-investment
and/or
co-underwriting
or other participation in Blackstone vehicles (including any incentive allocation and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates thereof or other penalties that would result if certain target co-investment
and/or
co-underwriting
allocations or other conditions under such arrangements are not achieved)). For the avoidance of doubt, such examples are not exhaustive, and the specific terms of any such additional rights and benefits that are ultimately granted to one or more persons may vary from the rights and benefits offered to unitholders generally under the BXINFRA U.S. Partnership Agreement. The co-investment
and/or
co-underwriting
that is part of a Strategic Relationship can be expected to include co-investment
and/or
co-underwriting
in investments made by us. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Blackstone Accounts through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. Blackstone, including its personnel (including Blackstone Infrastructure personnel), can be expected to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from us or source investment opportunities for Strategic Relationships. Strategic Relationships will, in certain circumstances, result in fewer co-investment
opportunities (or allocations) being made available to unitholders, subject to the BXINFRA U.S. Partnership Agreement. In addition, from time to time, Blackstone may enter into economic and/or fee sharing arrangements with respect to us, one or more Other Blackstone Accounts and limited partners thereof, which rights will not generally be made available to other unitholders. See also “—Additional Potential Conflicts of Interest with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment”
herein.
Other Blackstone Accounts; Allocation of Investment Opportunities.
Blackstone invests its own capital and third-party capital in a wide variety of investment opportunities throughout the world, including on behalf of its other investment funds, investment vehicles, permanent capital vehicles, accounts and related entities (including Other Blackstone Accounts), which includes a number of existing Other Blackstone Accounts that have an investment strategy or objective that is adjacent to or overlaps with those of ours, to some extent, or pursue similar returns as us but have a different investment strategy or objective. Other Blackstone Accounts, including, without limitation, Other Blackstone Accounts focused on infrastructure investments in certain geographies, are permitted to be formed in the future that would receive an allocation of all or a portion of an investment opportunity that otherwise may have been allocated to us, and we would receive a lower or no allocation of such investment opportunity as a result. Therefore, there have been and will be circumstances where investments that are a subset of or overlap with our investment objectives of the BXINFRA Fund Program’s investment program are required or permitted to be offered to, shared with or made by one or more Other Blackstone Accounts (and so, offered to, shared with or made thereby). For example, investments in data center assets and other real estate assets that may have infrastructure-like characteristics are expected from time to time to be shared by us with one or more Other Blackstone Accounts. Moreover, Blackstone may establish Other Blackstone Accounts or other vehicles that would otherwise be Other Blackstone Accounts but for the fact that the vehicles will not target multiple investments and/or are publicly-offered (e.g., a special purpose acquisition vehicle), and this is the case even though the initial target company may make additional add-on
acquisitions. Such Other Blackstone Accounts may be sponsored and managed by the Sponsor or its affiliates and may participate alongside the BXINFRA Fund Program with respect to investments within such narrower focus, limitation or shared investment objectives (which may reduce, in whole or in part, the allocation thereof to the BXINFRA Fund Program).
BXINFRA Fund Program.
BXINFRA may invest alongside BXINFRA Lux. While BXINFRA Lux will be operated as a distinct investment structure, they are expected to have highly overlapping investment portfolios. As a result, certain conflicts may arise between BXINFRA and BXINFRA Lux with respect to the allocation of investment opportunities. Investment opportunities will be allocated between BXINFRA and such other vehicles in accordance with Blackstone’s policies and procedures, which generally provide that allocations are determined on a basis that the Sponsor believes to be fair and reasonable in its sole discretion, subject to the following considerations: (x) any applicable investment strategies, mandates, objectives, focus, parameters, guidelines, limitations, liquidity positions and requirements of us and BXINFRA Lux; (y) available capital of us and BXINFRA Lux; and (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) the sector and geography/location of the investment, (b) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (c) expected cash characteristics of the investment (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (d) expected capital expenditures required as part of the investment; (e) portfolio diversification and concentration concerns with respect to us and BXINFRA Lux; (f) repurchase or redemption requests and anticipated future subscriptions for us and BXINFRA Lux; (g) anticipated tax treatment of the investment, (h) timing expected to be necessary to execute an investment; and (i) other considerations deemed relevant by the Sponsor in good faith.

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
In circumstances in which any Other Blackstone Accounts outside the BXINFRA Fund Program have investment objectives or guidelines that overlap with those of the BXINFRA Fund Program, in whole or in part, the Sponsor (and the particular investment professionals overseeing allocations with respect to us and such Other Blackstone Accounts) generally determines the relative allocation of investment opportunities (including follow-on
investments) between or among one or more of the BXINFRA Fund Program and/or such Other Blackstone Accounts on a fair and reasonable basis in good faith according to guidelines and factors determined by it. However, the application of those guidelines and factors may result in the BXINFRA Fund Program not participating, or not participating to the same extent, in investment opportunities (including follow-on
investments) in which it would have otherwise participated, or participated to a greater extent, had the related allocations been determined without regard to such guidelines. The Sponsor could also determine not to pursue opportunities as discussed herein, or, alternatively, could later determine an opportunity is appropriate for us after initially reviewing such opportunity for or on behalf of an Other Blackstone Account. Subject to certain limitations, we could invest in the securities of publicly traded companies in which Other Blackstone Accounts hold existing investments. Among the factors that the Sponsor considers in making investment allocations among the BXINFRA Fund Program and Other Blackstone Accounts are the following: (x) any applicable investment strategies, investment mandates, objectives, focus, parameters, guidelines, investor preferences, limitations and other contractual provisions, obligations and terms relating to the BXINFRA Fund Program and such Other Blackstone Accounts and the duration of the investment periods and holding periods of such Other Blackstone Accounts (as applicable), (y) available capital of the BXINFRA Fund Program and such Other Blackstone Accounts, including whether such Other Blackstone Accounts expect to invest in or alongside other funds or across asset classes based on expected returns (z) legal, tax, accounting, regulatory and any other considerations deemed relevant by the Sponsor, including, without limitation, (a) primary and permitted investment strategies, guidelines, liquidity positions and requirements, mandates, focus and objectives of the BXINFRA Fund Program and the Other Blackstone Accounts, including, without limitation, with respect to Other Blackstone Accounts that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future) with similar investment strategies and objectives), (b) sourcing of the investment and the nature and extent of involvement of the respective teams of investment professionals dedicated to the BXINFRA Fund Program and the Other Blackstone Accounts, (c) the sector and geography/location of the investment (including adjacency to existing assets of ours and the Other Blackstone Accounts), (d) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria (to the extent such factors are applicable)) of the investment, (e) expected investment return, (f) risk/return profile of the investment, (g) the management of any actual or potential conflict of interest, (h) expected cash characteristics (such as cash-on-cash
yield, distribution rates or volatility of cash flows), (i) capital expenditure required as part of the investment, (j) portfolio diversification and concentration concerns (including, but not limited to, (1) allocations necessary for the BXINFRA Fund Program or Other Blackstone Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Blackstone Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than the BXINFRA Fund Program and the BXINFRA Fund Program or such Other Blackstone Account needs a non-pro-rata
additional allocation to maintain a particular concentration in that type of investment) and (2) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (k) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (l) maintaining structuring and financing flexibility for shared investments (which can result in sharing an investment opportunity equally to the extent each party has sufficient available capital to do so), (m) avoiding allocation that could result in de minimis or odd lot investments,
(n) co-investment
arrangements, (o) anticipated tax treatment of the investment, (p) timing expected to be necessary to execute an investment, (q) how governance will be shared between us and such Other Blackstone Accounts, and (r) other considerations deemed relevant by the Sponsor in good faith. It may be the case that following the consummation of a particular Investment with one or more Other Blackstone Accounts that have investment objectives or strategies that are different from us, Blackstone may determine, based on a variety of factors that it deems relevant in its discretion, that such Investment is suitable for a “continuation” fund or vehicle. In such case, Blackstone may determine that the investors of such Other Blackstone Accounts will receive the first opportunity to elect to roll over their interests in such investment even if such investment has a “core” or “core+” profile on a go-forward
basis. The Sponsor could also determine not to pursue opportunities. Moreover, under certain circumstances, investment opportunities sourced and/or identified by the Sponsor and that fall within the BXINFRA Fund Program’s investment strategy and objective may be allocated in whole or in part to Portfolio Entities, Other Blackstone Accounts or Portfolio Entities of Other Blackstone Accounts, or Blackstone. The Sponsor has agreed in the past and could agree in the future to allocate a portion (on any basis, including, without limitation, a fixed percentage basis) of certain or all investment opportunities that fall within our investment strategy and objective to one or more current or prospective investors in the Blackstone infrastructure program (including such investors participating through an Other Blackstone Account). For example, the Sponsor has agreed to allocate a fixed percentage of certain European data center investment opportunities available to the infrastructure program to a certain infrastructure program investor, which such investor may participate in through one or more Other Blackstone Accounts. The allocation of investments to Other Blackstone Accounts, including as described above, will result in fewer investment opportunities for the BXINFRA Fund Program. Additionally, Other Blackstone Accounts may be incentivized to offer a certain amount of co-investment
opportunities to their limited partners, which may result in fewer investment opportunities being made available to us.

Investment opportunities that the Sponsor makes a good faith determination are not expected to yield our targeted return profile or are otherwise inappropriate for us given considerations described in the BXINFRA U.S. Partnership Agreement or as otherwise determined by the Sponsor, will generally not be allocated to us.
Blackstone has adopted guidelines at the firm level to address the allocation of investment opportunities among its business groups. Such guidelines are non-exclusive
and subject to the provisions of the BXINFRA U.S. Partnership Agreement, including the factors described above. Blackstone has set forth priorities and presumptions regarding what constitutes “debt” investments, “control-oriented equity” investments, “energy” investments, “preferred” investments, risk and return characteristics for defining “core” or “core+” investments and “infrastructure,” presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of such guidelines may result in us not participating, or not participating to the same extent, in investment opportunities in which it would have otherwise participated had the guidelines not existed.
The Sponsor makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate and such determinations require it to make subjective judgments regarding application of the guidelines and arrangements described herein. Information unavailable to the Sponsor, or circumstances not foreseen by the Sponsor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Sponsor determines to be consistent with the return objectives of an Other Blackstone Account rather than the BXINFRA Fund Program could exceed the Sponsor’s expectations and underwriting and generate an actual return that would have been appropriate for the BXINFRA Fund Program. Conversely, an investment that the Sponsor expects to be consistent with the BXINFRA Fund Program’s return objectives will, in certain circumstances, fail to achieve or exceed them. Any such judgments and application involves inherent conflicts and risks that assumptions regarding investment opportunities may not ultimately prove correct. As such, there can be no assurance that the subjective judgments made by the Sponsor will prove correct in hindsight. Furthermore, in certain circumstances where we are participating alongside one or more Other Blackstone Accounts in an investment opportunity, the Sponsor is expected to be required to make initial investment allocation decisions at the time of the signing of the related purchase agreement (or equivalent) and/or funding of the deposit in respect thereof. The Sponsor could change the applicable investment allocations as between us and such Other Blackstone Accounts between such signing and/or funding of the deposit and the closing of such investment opportunity as it determines appropriate based on factors the Sponsor deems relevant in its sole discretion. In such circumstances, our and such Other Blackstone Accounts’ respective obligations related to any deposit and transaction costs (including broken deal fees and expenses) would be expected to change accordingly, provided that any such adjustments, particularly in respect of funded deposits, are expected to occur at the time of the closing of the investment and interest or other additional amounts will not be due or payable in respect of any such adjustments. In addition, the Sponsor could determine at any point prior to the closing of an investment opportunity that any such investment opportunity that was initially allocated to us based on information available to the Sponsor at the time the allocation decision is made should subsequently be reallocated in whole or in part to one or more Other Blackstone Accounts (and vice versa) based on subsequent information received by the Sponsor in respect of such investment opportunity (e.g., an investment opportunity that the Sponsor initially determines to be consistent with our return objectives could subsequently be determined to be consistent with the return objectives of an opportunistic “control-oriented” fund). In such circumstance, the Sponsor could determine to reallocate all or any portion of any such investment opportunity from us to such Other Blackstone Accounts (or vice versa) (such fund from which an investment opportunity is being reallocated, a “Reallocating Fund”), including in circumstances where such Reallocating Fund has entered into an exclusivity arrangement or other binding agreement with one or more third parties (any such reallocated investment opportunity, a “Reallocated Investment”). In such cases, if the non-Reallocating
Fund

agrees to pursue the investment, it will reimburse the Reallocating Fund for such amount of any deferred acquisition costs (including non-refundable
or refundable deposits, breakage fees, due diligence costs and other fees and expenses) as allocated to it by Blackstone, as Blackstone deems appropriate, in its sole discretion, incurred by the Reallocating Fund relating to such Reallocated Investment, and any such reimbursement would be made without the consent of the Board of Directors, the unitholders, or otherwise, as applicable. To the extent a non-Reallocating
Fund causes additional due diligence costs to be incurred for a Reallocating Investment it ultimately declines to pursue, it is possible that such non-Reallocating
Fund(s) will not reimburse such incurred costs.
We will also invest alongside Other Blackstone Accounts (including other vehicles in which Blackstone or its personnel invest) in investments that are suitable for one or more of ourselves and such Other Blackstone Accounts. Where we and Other Blackstone Accounts pursue an investment opportunity contemporaneously, the Sponsor typically makes an initial investment allocation decision among us and such Other Blackstone Accounts (taking into account, among other factors as described herein, expected unitholder and other third-party co-investment
allocations to either us or such Other Blackstone Accounts) on or prior to the time we and such Other Blackstone Accounts commit to make the Investment (which in many cases is when the purchase agreement (or equivalent) in respect of such Investment opportunity is signed), and is expected to be updated from time to time prior to the time of consummation of the Investment (including after deposits are made thereon) due to changes in the factors that the Sponsor considers in making investment allocations among us and Other Blackstone Accounts, including, for example, changes in available capital (including as a result of investor subscriptions or withdrawals, deployment of capital for other Investments or a reassessment of reserves), changes in portfolio composition or changes in actual or expected unitholders or third-party co-investment
allocation, in each case between the time of committing to make the Investment and the actual funding of the Investment. Such adjustments in investment allocations could be material and could result in a reduced or increased allocation being made available to us, and there can be no assurance that we will not be adversely affected thereby. Further, to the extent we jointly hold securities with any Other Blackstone Account that has a different expected duration or liquidity terms, conflicts of interest will arise between us and such Other Blackstone Account with respect to the timing and manner of disposition of opportunities. In order to mitigate any such conflicts of interest, we may recuse ourselves from participating in any decisions relating or with respect to the investment by us or the Other Blackstone Account. If the Other Blackstone Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Blackstone may be required to take action where it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which may adversely impact us. Even if we and such Other Blackstone Accounts and/or co-investment
or other vehicles invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us and/or such Other Blackstone Accounts and vehicles may not be the same. Additionally, we and/or such Other Blackstone Accounts and/or vehicles will generally have different expiration dates and/or investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments related to earlier investments made by us and Other Blackstone Accounts). Such Other Blackstone Accounts may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we and/or such Other Blackstone Accounts may dispose of any such shared investment (or choose whether to invest in related investments (such as follow-on
investments)) at different times and on different terms. In addition, Investments alongside Other Blackstone Accounts in public securities may also result in conflicts of interest that do not apply to other joint investments. Following an IPO or subsequent public offering of a Portfolio Entity in which we and any Other Blackstone Account hold an investment or otherwise if at any time we and an Other Blackstone Account both hold public securities in the same Portfolio Entity, we and such Other Blackstone Account are generally permitted to exit such public securities at different times and on different terms through sales on the public markets. Blackstone may reach different conclusions for each such vehicle on the decision of whether, when and at what price to sell such securities based on our different expiration dates and/or investment objectives and of such Other Blackstone Accounts or for other reasons, and this may result in Other Blackstone Accounts exiting earlier or at a higher price than us (or vice versa). Alternatively, we and any Other Blackstone Accounts may dispose of investments together and the timing of such disposition may in part be driven by an Other Blackstone Account’s term or return profile that may be different from ours, particularly in light of our perpetual nature. It is also possible that we and one or more Other Blackstone Accounts will buy certain investments or assets at or about the same time that one or more additional Other Blackstone Accounts are selling the same or related investments or assets. Such circumstances can be expected to arise from time to time for a number of reasons and may depend on various factors including the respective amounts of available capital, expiration dates, investment objectives and/or return profiles of our and/or of Other Blackstone Accounts. The Sponsor will not be required to provide notice or disclosure of the terms or occurrence of any such transactions to the unitholders or obtain any consent or approval from the Board of Directors, and there can be no assurance that conflicts of interest arising out of such transactions will be resolved in favor of us.
In addition, in certain circumstances certain other investment vehicles will receive allocations of investments that are otherwise appropriate for us and/or Other Blackstone Accounts, which will from time to time result in us not participating (or participating to a lesser extent) in certain investment opportunities otherwise within its mandate. Under certain circumstances, Blackstone can be expected to determine not to pursue some or all of an investment opportunity (including, for the avoidance of doubt, a follow-on
opportunity) within our mandate, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Blackstone Accounts, their respective Portfolio Entities or Blackstone. In addition, the Sponsor will, in certain circumstances, determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have insufficient capital to pursue the investment, we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Sponsor in its sole discretion, or the investment is not appropriate for us for other reasons as determined by the Sponsor in its good faith reasonable sole discretion. In any such case Blackstone could, thereafter, offer such opportunity to other parties, including Other Blackstone Accounts or Portfolio Entities, investors in us or Other Blackstone Accounts, joint venture partners, related parties or third parties, and such parties may pursue the opportunity.
When the Sponsor determines not to pursue some or all of an investment opportunity for us that would otherwise be within our objectives and strategies, and Blackstone provides the opportunity or offers the opportunity to Other Blackstone Accounts, Blackstone, including its personnel (including the Sponsor personnel), can be expected to receive compensation from the Other Blackstone Accounts, whether or not in respect of a particular investment, including an allocation of carried interest, referral fees or revenue share, and any such compensation could be greater than amounts paid by us to the Sponsor. As a result, the Sponsor (including the Sponsor personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us or to source investment opportunities for Other Blackstone Accounts, which could result in fewer opportunities (or reduced allocations) being made available to us or to the unitholders as co-investment.
In addition, in some cases Blackstone can be expected to earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment. For example, certain Other Blackstone Accounts are multi-strategy funds focused on sourcing, diligencing, and executing special situation investments, pursue investments across asset classes and geographies, operating under a flexible, opportunistic mandate which is expected to overlap with our investment objective. Blackstone, including the Sponsor and its personnel, is expected to receive compensation, including an allocation of carried interest and/or referral fees, as a result of certain investment allocation-related arrangements with certain Other Blackstone Accounts, and any such compensation could be greater than amounts paid by us to the Sponsor and may result in investments that fit within our primary investment mandate being wholly or partially allocated to one or more Other Blackstone Accounts. Certain Other Blackstone Accounts are expected to contractually or legally limit the investment opportunities available to us. For example, certain Other Blackstone Accounts may agree with investors that co-investment
opportunities first be offered to the investors in such product prior to any such opportunity being offered to us. By executing their subscription documents with respect to BXINFRA, the unitholders will be deemed to have acknowledged that Other Blackstone Accounts will from time to time share and/or receive priority allocation of certain investments that might be otherwise appropriate for us or will from time to time otherwise participate in investments alongside us. As a result of the foregoing, we will not receive an allocation of each investment opportunity within its mandate. To the extent such Other Blackstone Accounts elect not to invest in such investment opportunity (or elect to invest in only a portion of such opportunity), such investment opportunity (or the remainder of such investment opportunity) may be allocated to us.
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
In addition, Other Blackstone Accounts including those pursuing Blackstone’s “Strategic Partners” strategy, sponsor or manage various funds, vehicles and accounts that, like us, invest a substantial amount of their assets in interests in private funds, including both funds sponsored or managed by other Blackstone affiliates and funds sponsored or managed by third parties, through secondary market purchases of such interests and primary commitments to such funds. Such Other Blackstone Accounts may, from time to time, participate in investments alongside us. This will from time to time result in such Other Blackstone Accounts receiving a significant share of an investment opportunity in which we participate, including, potentially, in connection with a substantial portion of the investments made by us. In addition, circumstances could arise where there is an investment opportunity that is suitable for both us and such Other Blackstone Accounts and, instead of us participating in the investment directly alongside such Other Blackstone Accounts, we will participate in the investment indirectly through an investment in one of such Other Blackstone Accounts that, in turn, participates in that investment directly. In such circumstances, although we would not bear management fees or performance fees in connection with a Primary Commitment to such Other Blackstone Accounts, we would bear other expenses related to such Other Blackstone Accounts and thus we could ultimately be required to pay a higher amount of expenses in connection with the investment than we would have otherwise paid had we participated in the investment directly. Additionally, formal information barriers in place between the Other Blackstone Accounts pursuing Blackstone’s “Strategic Partners” strategy and other Blackstone business units could restrict the flow of information about investment opportunities to the Sponsor. Such restrictions could, in some circumstances, prevent the Other Blackstone Accounts from sharing an investment opportunity with the Sponsor (including in cases where the investment opportunity is suitable for us) or from discussing with the Sponsor an investment made jointly by such Other Blackstone Account and ourselves.
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
Certain Other Blackstone Accounts will be regulated under the 1940 Act or foreign equivalent (each, a “Regulated Fund”) and could be subject to exemptive orders from the SEC or equivalent from other foreign regulators (as amended or superseded from time to time, the “Exemptive Orders”). Such Exemptive Orders, if required, could include restrictions and limitations that are not currently foreseen and extend beyond those described below. As a result, it is generally expected that BXINFRA’s investing alongside the Regulated Funds will be subject to legal, tax, regulatory, accounting, contractual and other similar considerations, including without limitation those related to the 1940 Act (including any Exemptive Orders) and any required disclosures thereunder. Certain Regulated Funds have received, and others can be expected to receive, an Exemptive Order permitting the Regulated Funds to co-invest
with certain other persons, including certain affiliates of Blackstone, and certain funds managed and controlled by the Sponsor or Blackstone, including BXINFRA and Other Blackstone Accounts and their affiliates, subject to certain terms and conditions. In order to permit BXINFRA to co-invest
alongside a Regulated Fund, it is possible the investment adviser of such Regulated Fund will be required to serve, subject to applicable law, as an investment adviser to BXINFRA (including as a co-adviser
or
sub-adviser).
For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that BXINFRA co-invests
alongside a Regulated Fund, the Sponsor and the investment adviser to the Regulated Funds will determine a targeted amount of available capital for investment alongside BXINFRA, in accordance with the allocation considerations outlined above. In the event that the aggregate targeted investment sizes of BXINFRA, such Other Blackstone Accounts and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of BXINFRA, such Other Blackstone Accounts and any applicable Regulated Fund(s) will typically be reduced proportionately based on their respective “available capital” as defined in the applicable Exemptive Order, which could result in an allocation to BXINFRA in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The Exemptive Order will also, in certain circumstances, restrict BXINFRA’s and/or Other Blackstone Accounts’ ability to invest in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on the same terms, as described in the respective Exemptive Order. As a result, BXINFRA will be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds will be unable to make investments in different parts of the capital structure of the same issuer in which BXINFRA has invested or seeks to invest. The foregoing restrictions could significantly limit the investment opportunities available to BXINFRA, particularly with respect to any Regulated Funds that may include BXINFRA within their investment programs and invest alongside BXINFRA programmatically. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of any Exemptive Order itself, are subject to change, and the investment adviser(s) of the Regulated Fund(s) could undertake to amend one or more Exemptive Orders (subject to SEC approval), which could potentially include a material expansion of and/or modification to the scope and terms of such Exemptive Orders, obtain additional exemptive relief, or otherwise be subject to other requirements in respect of investments involving BXINFRA, any Other Blackstone Account and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to BXINFRA.
Due to the potential requirements applicable to Regulated Funds under an Exemptive Order, in the event that a Regulated Fund participates in an investment alongside BXINFRA, the structuring options available for such investment may be more limited than if a Regulated Fund were not participating in such investment, and such structuring could result in increased costs to BXINFRA that would not otherwise have resulted had a Regulated Fund not participated. BXINFRA could therefore incur materially higher expenses on an ongoing basis than would otherwise be the case, particularly with respect to any Regulated Funds that may include BXINFRA within their investment objective and invest alongside BXINFRA. Specifically, if the Sponsor were to structure a Regulated Fund’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that the Regulated Fund’s assets would primarily consist of majority-controlled portfolio companies or general partner or co-general
partner interests in joint ventures (that in turn hold majority or primary control of portfolio companies). To the extent BXINFRA invests alongside these Regulated Funds, it can be expected that such Regulated Fund and/or Other Blackstone Accounts will serve as co-general
partners of the joint venture. In such cases the relative economic interests of the co-general
partners are expected to vary from joint venture to joint venture and BXINFRA and Other Blackstone Accounts may have certain governance rights that do not correspond with their economic interests on a pro-rata
basis. In addition, BXINFRA could be expected to structure investments in which a Regulated Fund participates differently than if a Regulated Fund were not participating or make or refrain from making certain investments in consideration of the participation by a Regulated Fund, which can in each case give rise to conflicts of interest.
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
We may from time to time participate in investments in or relating to Portfolio Entities of Blackstone (including BXi, as defined below), Other Blackstone Accounts, and any successor fund of such Other Blackstone Accounts may also participate in investments relating to Portfolio Entities in which we may have an investment (or vice versa), including, for example, investments in or relating to Portfolio Entities that represent “platform” investments where additional opportunities to invest are made available to the Sponsor, where the Sponsor and/or its affiliates determine that doing so is appropriate under the circumstances. Additionally, such related Portfolio Entities may be managed together (including, for example, the use of the same third-party manager(s) or service provider(s)) or otherwise operated as part of the same “platform,” combined and/or otherwise sold together as a part of a single transaction or series of related transactions. Such arrangements may result in our interest in any such investment being subject to dilution and may give rise to other significant risks and conflicts of interest and there can be no assurance that we will not be adversely affected by such arrangements. For example, we, any such platform entities, Portfolio Entities and other vehicles or entities in which one or more affiliates of Blackstone hold an interest (including, but not limited to, Other Blackstone Accounts and their affiliates) may engage in activities that compete with those of ours and certain Other Blackstone Accounts and otherwise make investments of a type that would be suitable for the same. In addition, in the pursuit of any such “platform” strategy will likely be time-consuming, complex, costly and subject to unforeseen risks and obstacles, and there can be no assurance that any such “platform” strategy will achieve the originally anticipated results or reach the scale originally anticipated, and we will nevertheless bear the costs related thereto. Such activities may result in allocations of investment opportunities to any such “platform” entities, permanent capital vehicles, accounts or other entities controlled by or in which an affiliate of Blackstone holds an interest and consequently may result in us and/or certain Other Blackstone Accounts not participating (and/or not participating to the same extent) in certain investment opportunities in which it would have otherwise participated. Similarly, we may from time to time invest in Portfolio Entities in which Other Blackstone Accounts and/or Blackstone have pre-existing
investments. For example, Blackstone, through Blackstone Innovations (“BXi”), frequently makes minority investments in early-stage companies, and we may later also invest in one or more such companies. Additionally, Portfolio Entities of Blackstone may raise additional capital in the future at a time when those funds do not have sufficient reserves to take their pro-rata
share of such capital raise, and in such instances we may take any amount that those funds are unable to participate in. Given the potential benefits to BXi and/or Blackstone and/or such Other Blackstone Accounts (including, for example, higher valuations on its investment, the potential receipt of proceeds from our investment or, if the company is distressed, the potential for additional financial support), the Sponsor may be incentivized to cause us to invest in such companies and there can be no assurances that the related conflicts of interests (including as it relates to the valuation at which we invest) will be resolved in a manner favorable to us. In instances where we invest at a significantly higher (or lower) valuation than BXi, Blackstone and/or such Other Blackstone Accounts, we and such other vehicle(s) will potentially have conflicting interests in the event the value of the company declines (or increases) following the time of our investment. Additionally, we, BXi and such Other Blackstone Accounts will generally have different investment periods or expiration dates and/or investment objectives (including return profiles), which differences may be heightened as a result of their investments being made at different times and valuations from us, and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, we and/or such other parties may dispose of any such shared investment at different times and on different terms. The consent of the Board of Directors is not required in connection with such investments in which Blackstone or Other Blackstone Accounts have a pre-existing
interest.

Fund
Life Commitments.
We have invested and can be expected to continue to invest in certain Other Blackstone Accounts by making a fund life commitment (either directly or through a parallel vehicle) to such Other Blackstone Accounts. We will participate in such fund life commitments in most instances through an aggregator vehicle controlled by the Sponsor or an affiliate thereof, and we will, in certain instances, commence and end our participation in an Other Blackstone Account (through the aggregator vehicle) at different times to other investors. In addition, in connection with our fund life commitments to Other Blackstone Accounts, we may have the ability, at its discretion, to elect whether to participate in, or to decline to participate in, any subscription credit facility, capital call facility, asset-backed facility, or other leverage arrangement maintained by such Other Blackstone Account (each, a “Credit Facility”). Our decision to participate in, or not participate in, an Other Blackstone Account’s Credit Facility may create misalignment between our economic exposure, funding mechanics, timing of capital contributions, and risk profile, on the one hand, and those of the Other Blackstone Account and its other investors, on the other hand. For example, if we elect not to participate in a Credit Facility while other investors do participate, we may be required to fund capital contributions earlier than such other investors, may not benefit from the same leverage-related timing or liquidity advantages, and may experience different return dynamics, including differences in internal rates of return. Such flexibility may also create conflicts of interest, as the Sponsor may be required to balance our interests in electing whether to participate in a Credit Facility against the interests of the Other Blackstone Account and its other investors. The Sponsor’s determination as to whether we should participate in a Credit Facility may take into account factors specific to us, including liquidity management, portfolio construction, leverage tolerance, and tax considerations, which may not align with the objectives or economic interests of the Other Blackstone Account or its other investors. In addition, to the extent we do not participate in an Other Blackstone Account’s Credit Facility, we may nevertheless be indirectly affected by the existence and operation of such facility, including through increased costs, expenses, or structural complexity borne at the Other Blackstone Account level, or through the impact of leverage on investment pacing, risk-taking, or disposition decisions by such Other Blackstone Account. We may also have limited ability to influence the terms, use, refinancing, or amendment of any Credit Facility maintained by an Other Blackstone Account, particularly where we hold a minority interest or participate through an aggregator vehicle. See also “—Leverage” herein.
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
Blackstone Multi-Strategy Vehicles.
Certain funds, vehicles, clients, accounts and other similar arrangements (including one or more vehicles for retail investors), are or will be part of a series of multi-strategy investment programs designed to provide investors with exposure to a broad mix of, and leverage the talent and investment capabilities of, Blackstone’s key investment programs (e.g., private equity, real estate, credit, tactical opportunities, secondaries, life sciences, infrastructure and growth) (the “Blackstone Multi-Strategy Vehicles”). Blackstone intends to establish additional Blackstone Multi-Strategy Vehicles in the future. Blackstone Multi-Strategy Vehicles will seek to invest a material portion (and potentially substantially all) of their assets in or alongside Other Blackstone Accounts (including BXINFRA) as part of its investment programs.

Potential investors should note that the terms upon which such Blackstone Multi-Strategy Vehicles may invest in Other Blackstone Accounts (including BXINFRA), may materially differ, and may in some instances be materially more favorable to such Blackstone Multi-Strategy Vehicles (and its investors) as compared to other investors in such Other Blackstone Accounts. Such different terms will from time to time create potential conflicts of interests for the Sponsor or its affiliates, where the interests of the investors in such Blackstone Multi-Strategy Vehicles do not align with the interests of other investors in BXINFRA, including with respect to the allocation of co-investment opportunities.
Such Blackstone Multi-Strategy Vehicles could grow significantly in size over time, and such vehicles could allocate a substantial portion of their assets into BXINFRA, which, if accepted by BXINFRA, could affect BXINFRA’s portfolio management processes, as BXINFRA may not be able to deploy potentially large amounts of capital quickly as it may have difficulty identifying and purchasing suitable investments on attractive terms, or if market conditions cause BXINFRA to participate in Investments at an inopportune time. Large or irregular capital inflows may accelerate BXINFRA’s investment pacing beyond what would otherwise be pursued, potentially increasing exposure to less attractive opportunities. If BXINFRA is unable to find suitable investments on a timely basis, BXINFRA may be required to hold cash or other liquid investments for longer periods, which would be dilutive to overall investment returns. In addition, where BXINFRA accepts large amounts of subscription proceeds from such Blackstone Multi-Strategy Vehicles that exceed the amount it requires to make its Investments, BXINFRA may be more inclined to deploy such additional sums into money market accounts or other similar temporary investments. As Management Fee is charged on BXINFRA’s NAV (which includes any uninvested cash), maintaining elevated cash balances or investing in temporary investments may create cash drag, resulting in less efficient deployment of capital relative to such capital being invested in appropriate investments.
If capital contributed by Blackstone Multi-Strategy Vehicles constitutes a disproportionately large percentage of the funds raised by BXINFRA, BXINFRA could become overly dependent or exposed to the subscription and/or redemption decisions of such vehicles. Material shifts in capital contributions and redemptions may materially affect, among others, BXINFRA’s portfolio construction, liquidity management and diversification profile.
Similarly, as such Blackstone Multi-Strategy Vehicles increase in size, for the purposes of their liquidity management, such Blackstone Multi-Strategy Vehicles may make redemption requests (which may be significant relative to the assets of BXINFRA) which could result in additional stress on the redemption queue of BXINFRA and/or due to potential preferential liquidity rights offered to such Blackstone Multi-Strategy Vehicles, or increase the likelihood of BXINFRA reaching its redemption limits under the Unit Redemption Plan quicker than it would otherwise. Furthermore, substantial redemptions could also significantly restrict BXINFRA’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies or otherwise to consummate future investments, resulting in unitholders not having their capital invested in the manner originally contemplated. If the Sponsor decides to satisfy all resulting redemption requests, BXINFRA’s cash flow could be materially adversely affected. In addition, if BXINFRA determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and BXINFRA’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected. Finally, substantial redemptions could hinder BXINFRA’s ability to attract and admit new investors or encourage and accept additional subscriptions from existing unitholders, particularly as a result of legal, tax, regulatory or other similar considerations resulting from such withdrawals.
As Blackstone Multi-Strategy Vehicles may be subject to different regulatory frameworks, reporting obligations and disclosure/notice requirements, actions required to satisfy those obligations may directly impose additional reporting or timing requirements on BXINFRA.
Allocation of Portfolios
.
Blackstone will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among us and Other Blackstone Accounts. Such allocations generally would be based on Blackstone’s determination of, among other things, the expected returns and risk profile of each of the assets and in any such case, the combined purchase price paid to a seller would be allocated among the multiple assets, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor. For example, some of the assets in a pool may have a higher return profile, while others may have a lower return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that Blackstone determines should be allocated to different funds. In certain circumstances, the Sponsor may determine that for legal, tax, regulatory, accounting, administrative or other reasons such portfolio or pool should be held through a single holding entity even though such portfolio or pool is divided and allocated among us and such Other Blackstone Accounts. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the portion of such portfolio or pool that is allocated to us would be specifically attributed to us through tracking interests in such holding entity or
back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Account, and that we would be deemed for purposes of our organizational documents to hold our portion of the portfolio or pool separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the portion of such portfolio or pool allocated to such Other Blackstone Accounts). In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among us and Other Blackstone Accounts acquiring or selling any of the assets, securities and instruments, in accordance with the allocation of value in respect of the transaction (e.g., accounting, tax or different manner), although Blackstone could, in certain circumstances, allocate value to us and such Other Blackstone Accounts on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which we and Other Blackstone Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though Blackstone could determine such allocation of value is not appropriate and should not be relied upon. Blackstone will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, Blackstone will have conflicting duties to us and Other Blackstone Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives Blackstone has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an Investment of ours will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such Investment were acquired or sold independently rather than as a component of a portfolio shared with Other Blackstone Accounts. In certain cases, we could purchase an investment or an entire portfolio or pool from a third-party seller and promptly thereafter sell the portion of the investment or portfolio or pool allocated to an Other Blackstone Account to that Other Blackstone Account pursuant to an agreement entered into between us and such Other Blackstone Account prior to closing of the transaction (or vice versa), and any such sell down of assets will not be subject to the approval of the Board of Directors, any unitholder, or otherwise, as applicable. These conflicts related to allocation of portfolios will not necessarily be resolved in our favor, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Referral Fees
.
When the Sponsor determines not to pursue some or all of an investment opportunity for us that would otherwise be within our objectives and strategies, and Blackstone or the Sponsor provides or offers the opportunity to Other Blackstone Accounts (or other parties, including Portfolio Entities or Other Blackstone Accounts, joint venture partners, related parties or other third parties), Blackstone or the Sponsor (including its personnel) could receive compensation from such Other Blackstone Accounts and/or other parties, whether or not in respect of a particular investment, including an allocation of carried interest or performance-based compensation, referral fees or revenue share, and any such compensation could be greater than amounts paid by us or the Sponsor. As a result, there could be an incentive for the Sponsor (including its personnel who receive such compensation) to allocate investment opportunities away from us to or source investment opportunities for Other Blackstone Accounts and/or other parties, which could result in fewer opportunities (or reduced allocations) being made available to us or the unitholders as co-investment.
In addition, in some cases Blackstone could earn greater fees when Other Blackstone Accounts participate alongside or instead of us in an investment.
Holding Entities and Tracking Interests
.
The Sponsor may determine that, for legal, tax, regulatory, accounting, administrative or other reasons, we should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Blackstone Accounts (including a similar fund) hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among us and such Other Blackstone Accounts as described in “—Allocation of Portfolios”) in respect of which we do not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by us would be specifically attributed to us through tracking interests in such holding entity or back-to-back
or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Blackstone Accounts, and that we would be deemed for purposes of the BXINFRA U.S. Partnership Agreement to hold its Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Blackstone Accounts (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Blackstone Accounts). The use of such investment structures in connection with our investment activities could have an adverse impact on us. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by an Other Blackstone Account, but not us, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by us, but not the Other Blackstone Account. Our investment made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which we do not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by us and the Other Blackstone Account. Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to us and/or Other Blackstone Accounts. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity (e.g., as an administrator or other role requiring a license) that it otherwise would not but for the rules, regulations and/or requirements in such jurisdiction. It is possible that we will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or in anticipation of, Other Blackstone Accounts participating through such structure for their investments and it is expected that such Other Blackstone Accounts would reimburse us for any such costs and expenses on a pro-rata
basis.
Investments in Which Other
Blackstone
Accounts Have a Different Principal Investment Generally.
We can be expected to hold an interest in a Portfolio Entity that is different (including with respect to relative seniority) than the interests held by Other Blackstone Accounts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s participation or the size of the Other Blackstone Account’s investments, as a result of information walls or otherwise). Generally, there are no limitations in the BXINFRA U.S. Partnership Agreement with respect to such investments (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, we could, in certain circumstances, recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Blackstone Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Blackstone to act on behalf of each of the clients. Despite these, and any of the other actions described below that Blackstone may take to mitigate the conflict, Blackstone will, in certain circumstances, be required to take action when it will have conflicting loyalties between its duties to us and such Other Blackstone Accounts, which will, in certain circumstances, adversely impact us. In that regard, actions may be taken for Other Blackstone Accounts that are adverse to us (and vice versa). If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Blackstone would not have made. These transactions involve conflicts of interest, as Blackstone will receive fees and other benefits, directly or indirectly, from, or otherwise have interests in, both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. Except as otherwise set forth in the BXINFRA U.S. Partnership Agreement, unitholders will in no way receive any benefit from fees paid to the Sponsor or its affiliates from a Portfolio Entity in which any Other Blackstone Account or Blackstone also has an interest (including, for greater certainty, any fees the Sponsor or its affiliates received as a result of the provision of services by such affiliates).

In addition, under certain circumstances, we may be prohibited (or may refrain) from decision-making or exercising other rights we would otherwise have with respect to a Portfolio Entity, as a result of our affiliation with Other Blackstone Accounts that own different interests in such Portfolio Entity. While the Sponsor will seek, where applicable, to have a third party exercise rights on our behalf for the purposes of exercising voting rights and/or managing any conflicts of interest related to such investments (which may include third-party co-investors
or independent representatives), in certain instances such investments may be made without any such third-party participation (for example, because we own or acquire the entirety of the relevant instrument or tranche) or with minority third-party participation, and in such circumstances the absence of any such third party could adversely affect us or our interest in the Portfolio Entity (or the applicable Other Blackstone Account(s)) or its ability to effectively mitigate such conflicts of interest. Moreover, in a case where a conflict of interest arises with respect to a Third-Party Fund Manager in which we have invested, Blackstone will often not be in a position to mitigate or ameliorate the conflict but will instead need to be reliant upon such Third-Party Fund Manager.
Other Blackstone Accounts are likely to have an interest in an investment vehicle sponsored by a Third-Party Fund Manager in which we have invested, or in an investment owned by such Third-Party Fund Manager (directly or indirectly) (or vice versa). There can be no assurances that such situations will not give rise to conflicts of interest, or that they will be resolved in our favor.
BXINFRA and the Other Blackstone Accounts will likely make and hold Investments at different levels of a Portfolio Entity’s capital structure, which will, in certain circumstances, include us making one or more Investments directly or indirectly relating to Portfolio Entities of Other Blackstone Accounts and vice versa (e.g., through investments in CMBS where the underlying properties are owned by Other Blackstone Accounts). In these situations, conflicts of interest will arise, and the price and terms on which we agree to participate in such Investments will likely be negotiated by third parties (if any) participating alongside us in such Investments, and not the Sponsor. Other Blackstone Accounts may also provide financing and make debt investments in our special purpose vehicles and other subsidiaries which hold one or more of our assets, and may obtain a collateral interest in our assets held therein (e.g., a NAV credit facility). Other Blackstone Accounts could, in certain circumstances, also participate in a separate tranche of a financing with respect to a Portfolio Entity in which we have an interest or otherwise in different classes of such Portfolio Entity’s securities, including in circumstances where we originate a whole loan and syndicate a portion of such loan to one or more Other Blackstone Accounts or other credit instruments. Such Investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities – for example, we may represent the controlling class in respect of a financing and as such, may be required to make decisions for all investors, including Other Blackstone Accounts in the capital structure and vice versa. In addition, in connection with any shared Investments in which we participate alongside any such Other Blackstone Accounts, the Sponsor will likely grant absolutely to, or share with, such Other Blackstone Accounts certain rights relating to such shared Investments for legal, tax, regulatory or other reasons, including certain control- and/or foreclosure-related rights with respect to such shared Investments or otherwise agree to implement certain procedures to mitigate conflicts of interest which may include and often involve, without limitation, maintaining a non-controlling
interest in any such Investment and a forbearance of rights, including certain non-economic
rights (or retaining a third-party loan servicer, administrative agent or other agent for the relevant Investment held by us to make decisions on our behalf), relating to us (e.g., following the vote of other third-party lenders generally (or otherwise recusing itself with respect to decisions, including with respect to both normal course ongoing matters (such as, without limitation, consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities)), subject to certain limitations.
With respect to debt securities acquired or sold in a secondary transaction or syndication between us, Other Blackstone Accounts, the Sponsor or Blackstone and a third party in particular (following the issuance of origination of any financing or refinancing) the Sponsor and/or such Other Blackstone Accounts may determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required.

Further, we, consortium partners,
co-sponsors
and such Other Blackstone Account, Blackstone or the Sponsor are generally permitted to exit their holdings in such Portfolio Entity at different times, on different terms or otherwise on a non-pro-rata
basis, including for example, us acquiring debt securities held by such Other Blackstone Account, Blackstone or the Sponsor in such Portfolio Entity (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. We, Blackstone, such Other Blackstone Accounts or the Sponsor can be expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such investments based on the different investment periods, expiration and/or termination dates, investment objectives and/or limitations (including, but not limited to, different return profiles, liquidity requirements and valuation considerations (including periodic and public reporting thereof)) of us, Other Blackstone Accounts or Blackstone or for other legal, regulatory, tax or other reasons, and this could result in one or more Other Blackstone Accounts or Blackstone exiting its interests in a Portfolio Entity earlier or at a higher price than us (or vice versa). While our participation in connection with any such investments and transactions are expected to be negotiated by such third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. The Sponsor will not be required to provide notice or disclosure of the terms or occurrence of any such arrangements and transactions to investors or to obtain any consent or approval from the Independent Directors and/or the unitholders, and there can be no assurance that any conflict of interest arising out of such arrangements and transactions will be resolved in our favor.
Joint Investments
.
We can be expected to enter into joint investments with Other Blackstone Accounts and could do so where we and such Other Blackstone Accounts have certain governance and/or Portfolio Entity management rights for legal, regulatory, tax or other reasons. We and any such Other Blackstone Account could purchase or sell any such investment (in whole or in part) to any Person at different times, on different terms or otherwise on a non-pro-rata
basis without participation by us or the Other Blackstone Account in such purchase or sale, and in connection with such transactions, any such governance rights relating to the investment could be negatively impacted (or eliminated completely).
In connection with the participation in a joint investment, we, Other Blackstone Accounts and/or Blackstone could enter into a governance arrangement among such participating Blackstone entities, which would provide for certain governance rights for each participating Blackstone entity with respect to their direct investment (in some cases through a corresponding Blackstone aggregator).
Entering into a governance arrangement would also be intended to prescribe mitigants to address certain potential governance-related conflicts that could arise should any of the participating Blackstone entities desire to exit all or a portion of a joint investment (directly or from a Blackstone aggregator) on a non-pro-rata
basis
vis-à-vis
the other participating Blackstone entities. In such cases, Blackstone can be expected to seek to resolve such conflicts pursuant to the governance arrangement in lieu of obtaining the consent or approval from an advisory committee of the any of the participating Blackstone entities. There can be no assurance that such governance arrangements will have the desired effect of mitigating any such conflicts between the participating Blackstone entities and us or that conflicts of interest arising out of such agreements and transactions will necessarily be resolved in our favor. The Sponsor will not be required to provide notice or disclosure of the terms or occurrence of any such arrangements and transactions to investors or to obtain any consent or approval from the Board of Directors and/or the unitholders. Furthermore, as a result of entering into such arrangements, we could end up with less favorable rights or an absence of other rights that it would have had otherwise (including by altering or removing rights that relate to our ability to take certain protective actions with respect to itself and the exercise of its rights in respect of the investment) if there was no such governance arrangements in place.
Simultaneous Transactions.
There may be instances where Blackstone negotiates transactions with counterparties that involve us, an Other Blackstone Account and/or Blackstone in different capacities, subject to the BXINFRA U.S. Partnership Agreement. For example, we may sell or purchase an interest in a Portfolio Entity to a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a Portfolio Entity of an Other Blackstone Account or Blackstone. While these transactions may be separate or non-contingent,
due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to us on one hand, and such Other

Blackstone Account or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interest of the applicable Other Blackstone Account and us and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Blackstone could, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own.
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
Debt financing to us and our Portfolio Entities is expected to be provided, from time to time, by third-parties or unitholders, Other Blackstone Accounts (such as the BXCI funds) and investors therein, their Portfolio Entities and other parties with material relationships with Blackstone, such as shareholders of and lenders to Blackstone and lenders to Other Blackstone Accounts and their Portfolio Entities, as well as by Blackstone itself in accordance with the terms of the BXINFRA U.S. Partnership Agreement. Blackstone could have incentives to cause us and our Portfolio Entities to accept less favorable financing terms from a unitholder, Other Blackstone Accounts, their Portfolio Entities and investors, Blackstone and other parties with material relationships with Blackstone than it would from a third party. The same concerns apply when any of these other parties invest in a more senior position in the capital structure of a Portfolio Entity than us, even if the form of the transaction is not a financing. Although less common, we or a Portfolio Entity could also occupy a different position in the capital structure than a unitholder, Other Blackstone Account, their Portfolio Entities and other parties with material relationships with Blackstone, in which case Blackstone could have an incentive to cause us or a Portfolio Entity to offer more favorable financing terms to such parties. In the case of a related party financing between us or our Portfolio Entities, on the one hand, and Blackstone, Other Blackstone Accounts or their Portfolio Entities, on the other hand, the Sponsor could, but is not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Sponsor could instead rely on its own internal analysis, which the Sponsor believes is often superior to third-party analysis given Blackstone’s scale in the market. If however any of Blackstone, us, an Other Blackstone Account or any of our/their Portfolio Entities delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms’ length basis, even though the participation of the Blackstone related vehicle impacts the market terms and Blackstone may have influence on such third parties. For example, in the case of a loan extended to us or a Portfolio Entity by a financing syndicate in which an Other Blackstone Account has agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Blackstone Account had not participated; it is also possible that the frequent participation of Other Blackstone Accounts in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to us. The Sponsor does not believe these effects are significant, but no assurance can be given to unitholders that these effects will not be significant in any circumstance. Subject to the terms of the BXINFRA U.S. Partnership Agreement, the Sponsor may not be required to obtain any consent or seek any approvals from unitholders or the Board of Directors in the case of any of these conflicts.

Blackstone could cause actions adverse to us to be taken for the benefit of Other Blackstone Accounts that have made an investment more senior in the capital structure of a Portfolio Entity than ours (e.g., provide financing to a Portfolio Entity, the equity of which is owned by us) and, vice versa, actions will, in certain circumstances, be taken for the benefit of us and our Portfolio Entities that are adverse to Other Blackstone Accounts. In addition, Third-Party Fund Managers in which we invest are managed independently from Blackstone and may take actions that are adverse to Blackstone and/or us. Blackstone could seek to implement procedures to mitigate conflicts of interest in these situations such as (a) a forbearance of rights, including some or all non-economic
rights, by us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (b) causing us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be) to hold only a non-controlling
interest in any such Portfolio Entity, (c) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of us or relevant Other Blackstone Account (or our/their respective Portfolio Entities, as the case may be), or (d) create groups of personnel within Blackstone separated by information barriers (which can be expected to be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Blackstone Account holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by us or our Portfolio Entities, Blackstone may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Blackstone Account. In these cases, Blackstone would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the Investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.
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
In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing. Such bridge financing and/or commitment would not be considered
“co-investment”
under the BXINFRA U.S. Partnership Agreement and some or all are intended to be sold down ahead of equity invested by us. Similarly, we and/or Other Blackstone Accounts may seek to initially acquire investments (including all or part of the relevant tranche of securities) for the purpose of syndicating a portion thereof to one or more Other Blackstone Accounts, co-investors
or third parties. The terms of any such acquisition and syndication will be determined by the Sponsor in its sole discretion, and may involve a client initially acquiring all or substantially all of an instrument or relevant tranche or class of securities with a view towards syndication. In any such circumstance, third parties may not be available for purposes of mitigating any potential conflicts of interest and the Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of Fund Fees. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations. See also “—Securities and Lending Activities” and “—Syndication; Warehousing” herein. In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.

We may from time to time invest in debt securities and other debt obligations relating to Portfolio Entities of Other Blackstone Accounts. There can be no assurance that the return on our Investment will be equivalent to or better than the returns obtained by the Other Blackstone Accounts participating in the transaction (whether or not in the same tranche as us). In addition, it is possible that in a bankruptcy proceeding, our interests will be subordinated or otherwise adversely affected by virtue of such Other Blackstone Accounts’ involvement and actions relating to its Investment. For example, there may be senior debt instruments issued by a Portfolio Entity in which we hold or make an Investment and in such circumstances the holders of more senior classes of debt issued by such Portfolio Entity (which may include Other Blackstone Accounts) may take actions for their benefit (particularly in circumstances where such Portfolio Entity faces financial difficulties or distress) that further subordinate or adversely impact the value of our investment in such Portfolio Entity. The Sponsor does not believe that the foregoing arrangements have an effect on the overall terms and conditions negotiated with the arrangers of such senior loans. Because of the affiliation with Blackstone, the Sponsor may have a greater incentive to invest in Blackstone-sponsored financings (as compared to real estate related financings sponsored by other real estate firms or financial sponsors). The unitholders will in no way receive any benefit from fees paid to any affiliate of the Sponsor from a Portfolio Entity in which any Other Blackstone Account also has an interest (including, for greater certainty, any fees Blackstone received as a result of the provision of services by such affiliates). To the extent we hold an interest in a loan or security that is different (including with respect to its relative seniority) than those held by such Other Blackstone Accounts (and vice versa), we will forego some or all of our ability to participate in the decision-making with respect to the rights and actions available to the holders of the same or similar class of loan or security held by us. In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt (e.g., senior and/or mezzanine) financing has been secured. In such circumstance, Other Blackstone Accounts and/or Blackstone itself (using, in whole or in part, its own balance sheet capital), may provide bridge or other short-term financing and/or commitments, which at the time of establishment are intended to be replaced and/or syndicated with longer-term financing.
Other Blackstone Accounts and/or Blackstone itself may receive compensation for providing such financing and/or commitment (including ticking or commitment fees), which fees will not be shared with and/or otherwise result in an offset of fees payable by any unitholder. The conflicts applicable to Other Blackstone Accounts who invest in different securities of Portfolio Entities will apply equally to Blackstone itself in such situations.
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
Although Other Blackstone Accounts, such as the Blackstone Credit Funds, can be expected to provide financing to us and our Portfolio Entities, there can be no assurance that any Other Blackstone Account will indeed provide any such financing with respect to any particular Investment. Participation by Other Blackstone Accounts in some but not all financings of ours and our Portfolio Entities may adversely impact our and our Portfolio Entities’ ability to obtain financing from third parties when Other Blackstone Accounts do not participate, as it may serve as a negative signal to market participants.
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
Related Financing of Counterparties to Acquire Investments or Assets from, or Sell Investments or Assets to, us and our Portfolio Entities.
In certain transactions, Other Blackstone Accounts will commit to and/or provide financing to third parties that bid for and/or purchase Investments or assets from us and our Portfolio Entities. Generally, there are no limitations in the BXINFRA U.S. Partnership Agreement or otherwise with respect to such arrangements (including with respect to terms, price, quantity, frequency, percentage interest therein or otherwise). In addition, we and our Portfolio Entities will from time to time purchase assets or Portfolio Entities from third parties that obtain, or currently have outstanding, debt financing from Other Blackstone Accounts. See “—Related Financing Counterparties” herein. Although Blackstone believes that the participation by Other Blackstone Accounts in such debt financings could be beneficial to us by supporting third parties in their efforts to bid on the sale of Investments or assets by, and to sell Investments or assets to, us and our Portfolio Entities, Blackstone will have an incentive to cause us or the relevant Portfolio Entity to select to sell an Investment or asset to, or purchase an Investment or asset from, a third party that obtains debt financing from an Other Blackstone Account to our potential detriment. For example, although price is often the deciding factor in selecting from whom to acquire, or to whom to sell, an Investment or asset, other factors at times may influence the buyer or the seller, as the case may be. The Sponsor could thereafter cause us or a Portfolio Entity to sell an Investment or asset to, or buy an Investment or asset from, a third party that has received financing from an Other Blackstone Account, even when such third party has not offered the most attractive price for the Investment or asset. Unitholders rely on the Sponsor to select in its sole discretion the best overall buyer in sales of, and the best overall seller in the acquisition of, our Investments or assets, despite any conflict related to the parties financing the buyer or the seller, as applicable.

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
co-investors
with respect to the same
co-investment,
and Blackstone will determine in its sole discretion whether to offer co-investment
opportunities (based on, among other factors, whether there has been sufficient allocation of an Investment to BXINFRA and Other Blackstone Accounts and whether a potential co-investor
would offer a strategic benefit to the Investment, including, but not limited, to the consummation, operation or monitoring thereof). In addition, the performance of Other Blackstone Accounts co-investing
with us is not considered for purposes of calculating the Performance Participation Allocation payable by us to the Sponsor. Furthermore, we and co-investors
will often have different investment objectives and limitations, such as return objectives, leverage limitations and maximum hold period. Blackstone, as a result of the foregoing, will have conflicting incentives in making decisions with respect to such opportunities. Even if we and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
Blackstone has established and may in the future establish more investment vehicles managed or advised by Blackstone to facilitate the participation of third-party co-investors
(who may or may not be unitholders of ours and/or investors in Other Blackstone Accounts), including “standing,” dedicated or committed co-investment
vehicles (the “Other
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
Considerations
.
There are expected to be circumstances where an amount that would have otherwise been invested by us is instead allocated to co-investors
(who may or may not be Other Blackstone Accounts, unitholders or limited partners of Other Blackstone Accounts, and may include Blackstone affiliates and/or third parties), and there is no guarantee that any unitholder will be offered any particular co-investment
opportunity. Blackstone and/or the Sponsor will take into account various facts and circumstances deemed relevant by the Sponsor in allocating co-investment
opportunities, including, among others, whether a potential
co-investor
has a history of participating in
co-investment
opportunities with Blackstone, the potential
co-investor’s
history of investments with Blackstone, a potential
co-investor
has expressed an interest in evaluating
co-investment
opportunities, the Sponsor’s assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Sponsor’s assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction. With respect to investment opportunities shared with other funds, as further described under “Other Blackstone Accounts; Allocation of Investment Opportunities” herein, amounts offered to co-investors
will, in certain circumstances, reduce the amount allocated to us pro-rata
or will, in certain circumstances, reduce the amount allocated to us disproportionately. See also “—Syndication; Warehousing” herein. Conversely, amounts of an investment offered to Other Blackstone Accounts will reduce the amount of such investment available to be allocated to co-investors.
Additional considerations can be expected to also include, among others and without limitation, the size of a potential co-investor’s
commitments to us, Other Blackstone Accounts and strategic third-party investors; whether a potential co-investor
has committed to an Other Blackstone Account; the size of the potential co-investor’s
interest to be held in the underlying Portfolio Entity as a result of our investment (which is likely to be based on the size of the potential co-investor’s
capital commitment and/or investment in us); whether the potential co-investor
has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, us, other affiliated funds and/or co-investments
(including size of commitment), and/or Other Blackstone Accounts (including whether a potential co-investor
will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to us or Other Blackstone Accounts and their Portfolio Entities, or whether the co-investor
has significant capital under management by Blackstone or intends to increase such amount); whether the potential co-investor
has an overall strategic relationship (including a Strategic Relationship) with Blackstone that provides it with more favorable rights with respect to co-investment
opportunities; whether the potential
co-investor
is considered “strategic” to the investment because it is able to offer us certain benefits, including, but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s
investment process; the ability of a potential
co-investor
to hold investments for longer periods of time or indefinitely; any regulatory, legal, governance or tax issues alleviated by the participation of the potential co- investor; whether Blackstone has previously expressed a general intention to seek to offer co-investment
opportunities to such potential
co-investor;
whether a potential
co-investor
has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment
opportunity; the familiarity Blackstone has with the personnel and professionals of the potential co-investor
in working together in investment contexts in us or Other Blackstone Accounts (which can be expected to include such potential co-investor’s
history of investment in us or Other Blackstone Accounts and/or other Blackstone co-investment
opportunities); whether the
co-investment
opportunity is being provided in connection with a potential investment in, or acquisition of interests through a secondary transfer of, us or an Other Blackstone Account (i.e., a stapled co-investment
opportunity); the extent to which a potential
co-investor
has been provided a greater or smaller amount of
co-investment
opportunities relative to others; the ability of a potential co-investor
to invest in potential
follow-on
or
add-on
acquisitions for the Portfolio Entity or participate in defensive investments; the likelihood that the potential co-investor
would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the potential co-investor
would be willing to defer to Blackstone and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor
may have in any competitors of the underlying Portfolio Entity; the tax profile of the potential co-investor
and the tax characteristics of the investment (including whether or not the potential co-investor
would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s
participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s
participation in the transaction would subject us and/or any of our Portfolio Entities to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s
relationship with the potential management team of the Portfolio Entity; whether the potential co-investor
has any existing positions in the Portfolio Entity (whether in the same security in which we are investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor
maintaining confidentiality; whether the potential
co-investor
has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the potential co-investor
and the expected underwriting of the Investment; and such other factors that Blackstone may in good faith deem relevant and believe to be appropriate in the circumstances. In addition, the Sponsor and/or its affiliates may be incentivized to offer the Other
Co-Invest
Vehicles and/or other certain potential
co-investors
opportunities to
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
co-investment
vehicles, which include both
“opt-out”
or
“opt-in”
vehicles where the
co-investor
determines whether to participate in
co-investment
opportunities presented to it either through affirmative or negative consent as well as committed vehicles where Blackstone (in some or all circumstances), and not the co-investor,
has discretion in determining whether the
co-investment
vehicle will participate in
co-investment
opportunities) for one or more investors (including third-party investors and investors in us) in order to co-invest
alongside us in one or more future investments. These
co-investment
vehicles may nevertheless only participate in
co-investment
opportunities after the initial acquisition of an investment. The existence of these vehicles could reduce the opportunity for other limited partners to receive allocations of co-investment.
Also, Blackstone will, in certain circumstances, agree with investors (including limited partners, Blackstone strategic relationships (including Strategic Relationships) and third-party investors) to more favorable rights or pre-negotiated
terms with respect to
co-investment
opportunities, including with respect to discounts or rebates of performance-based compensation or management fees and/or tailored underwriting toward such investor’s interest. To the extent any such arrangements are entered into, they can be expected to result in fewer or no co-investment
opportunities being made available to the unitholders. In addition, the allocation of investments to Other Blackstone Accounts, including as described under “Other Blackstone Accounts; Allocation of Investment Opportunities” herein, can be expected to result in fewer co-investment
opportunities to unitholders who do not participate therein and allocations to the co-investment
vehicle can be expected to result in us investing less than we would have in the related investments.
There may be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we or Other Blackstone Account participates in a single transaction or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to us and such Other Blackstone Account. The allocation of such specific items generally would be based on the Sponsor’s determination of, among other things, the expected returns and risk profiles for such items, for example, specific items with lower expected returns may be allocated to us whereas those with higher relative expected returns may be allocated to an Other Blackstone Account or vice versa, and in any such case the combined purchase price paid to a seller would be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Sponsor and its affiliates.

Additional Potential Conflicts of Interest
with respect to
Co-Investment;
Strategic Relationships Involving
Co-Investment
.
The Sponsor and its affiliates will in certain circumstances be incentivized to offer certain potential co-investors
(including, by way of example, as a part of an overall strategic relationship (including Strategic Relationship) with Blackstone) opportunities to co-invest
in priority or on more favorable terms than other potential
co-investors
due to the amount of performance-based compensation or management fees or other fees paid by the co-investor
receiving the priority allocation or better terms (as well as any additional discounts or rebates avoided by allocating co-investments
to such
co-investor)
or other aspects of such
co-investor’s
relationship with Blackstone (including, by way of example, to incentivize such co-investor
to become an investor in BXINFRA Lux). The management fees, carried interest (or equivalent performance-based compensation) and other fees received by Blackstone from and the amount of expenses charged to us can be expected to be less or more than such amounts paid by or charged to co-investment
vehicles pursuant to the terms of such vehicles’ partnership agreements and other agreements with co-investors,
and such variation in the amount of fees and expenses can be expected to create an economic incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles or
co-investors,
as the case may be. In addition, other terms of existing and future co-investment
vehicles can be expected to differ materially, and in some instances can be expected to be more favorable to Blackstone, than our terms, and such different terms can be expected to create an incentive for Blackstone to allocate a greater or lesser percentage of an investment opportunity to us or such co-investment
vehicles, as the case may be. Such incentives will give rise to conflicts of interest, and there can be no assurance such conflicts of interest will be resolved in our favor or that any investment opportunities that would have otherwise been offered to us or limited partners through co-investment
will be made available. In circumstances where we are investing alongside Other Blackstone Accounts, the Sponsor and its affiliates may be incentivized to cause us, on the one hand, or such Other Blackstone Accounts, on the other hand, to offer co-investment
opportunities depending on the economic and other terms each may be permitted to offer co-investors.
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
Additionally, it can be expected that Blackstone will enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, which, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone will, in certain circumstances, pay management fees and performance-based compensation in connection with such arrangements. Blackstone will, in certain circumstances, also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of such reimbursements can be expected to relate to allocations of co-investment
opportunities and increase if certain
co-investment
allocations are not made. While it is possible that we will, along with Blackstone itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by us would instead be referred (in whole or in part) to such third party, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to us. Some co-investment
vehicles, including some Other
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

Liability Arising From Transactions Entered into Alongside
Blackstone
and/or Other
Blackstone
Accounts.
We will also
co-invest
from time to time with one or more Other Blackstone Accounts (including co-investment
or other vehicles in which Blackstone or its personnel invest and that co-invest
with such Other Blackstone Accounts) or Blackstone (including BXi) in investments that are suitable for both us, such Other Blackstone Accounts and/or Blackstone. Participating in investments alongside Other Blackstone Accounts and/or Blackstone will subject us to a number of risks and conflicts (and in certain circumstances the Sponsor will be unaware of an Other Blackstone Account’s and/or Blackstone’s participation, as a result of information walls or otherwise). For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us, Other Blackstone Accounts and/or Blackstone may not be the same. Additionally, we, such Other Blackstone Accounts and/or Blackstone will generally have different investment objectives (including return profiles) and Blackstone, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities and such differences may also impact the allocation of investment opportunities (including follow-on
investments). Such Other Blackstone Accounts and/or Blackstone may also have certain governance rights for legal, regulatory or other reasons that we will not have. As such, we, such Other Blackstone Accounts and/or Blackstone may dispose of any such shared investment at different times and on different terms, and investors therein may receive different consideration (e.g., we may receive cash whereas other investors in comparable funds or Other Blackstone Accounts may be provided the opportunity to receive distributions in-kind
in lieu thereof).
At times, a transaction counterparty will, in certain circumstances, require facing only one fund entity, which can be expected to result in (a) if we are a direct counterparty to a transaction, we being solely liable with respect to our own share as well as Other Blackstone Accounts’ shares of any applicable obligations, or (b) if we are not the direct counterparty, we having a contribution obligation to the relevant Other Blackstone Accounts (including other vehicles in the BXINFRA Fund Program). Alternatively, a counterparty may agree to face multiple funds, which could result in us being jointly and severally liable alongside Other Blackstone Accounts for the full amount of the applicable obligations. Similarly, there may be transactions with respect to which, to address legal, tax, regulatory, administrative or other commercial considerations—including, for example compliance with cash confirmation requirements under the UK Takeover Code in connection with an investment involving a UK take-private transaction—Blackstone determines to utilize us to make an investment commitment for a proposed investment on behalf of itself and one or more Other Blackstone Accounts (or vice versa) with the expectation that such Other Blackstone Account (or us, as applicable) assumes its share of the relevant funding obligation prior to closing. In cases in which we could be responsible for the liability of an Other Blackstone Account, or vice versa, the applicable parties would generally enter into a back-to-back
or other similar contribution or reimbursement agreement. Likewise, for certain Investment-related hedging transactions, it can be expected to be advantageous for counterparties to trade solely with us. For these transactions, it is anticipated that we would then enter into back-to-back
trade confirmations with deal-specific aggregators as well as guarantees, keepwells or other similar arrangements with the relevant Other Blackstone Accounts. The party owing under such an arrangement may not have resources to pay its liability, however, in which case the other party will bear more than its pro-rata
share of the relevant loss. In certain circumstances where we participate in an investment alongside any Other Blackstone Account, we could bear more than our pro-rata
share of expenses relating to such investment, including, but not limited to, as the result of such Other Blackstone Account not having resources to bear such expenses (e.g., as a result of the Other Blackstone Account’s insufficient reserves or inability to call capital contributions to cover such expenses.) It is not expected that we or Other Blackstone Accounts will be compensated for agreeing to be primarily liable vis-à-vis
a third-party counterparty. Moreover, in connection with the divestment of all or part of a Portfolio Entity (e.g., an initial public offering) and/or the wind-down of a Portfolio Entity, Blackstone will seek to track the ownership interests, liabilities and obligations of us and any Other Blackstone Accounts owning an interest in the Portfolio Entity comprising such operating business, but it is possible that we and applicable Other Blackstone Accounts will, in certain circumstances, incur shared, disproportionate or crossed liabilities. Furthermore, depending on various factors including the relative assets, expiration dates, investment objectives and return profiles of each of us and such Other Blackstone Accounts, it is possible that one or more of us/them will have greater exposure to legal claims and that we/they will have conflicting goals with respect to the price, timing and manner of disposition opportunities. Finally, in certain circumstances, if we are participating in an investment alongside an Other Blackstone Account (including a co-investment
vehicle), we could also bear more than our
pro-rata
share of expenses relating to such investment if such Other Blackstone Account does not have resources to bear such expenses (including, but not limited to, as a result of insufficient reserves and/or the inability to call capital contributions to cover such expenses).

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
Syndication; Warehousing.
Blackstone, Other Blackstone Accounts, joint venture partners, or affiliates or related parties of the foregoing could, subject to the limitations in the BXINFRA U.S. Partnership Agreement, commit to or initially acquire an investment as principal and subsequently sell some or all of it to us, Other Blackstone Accounts or co-investment
vehicles in an affiliate or related party transaction. Similarly, subject to the limitations in the BXINFRA U.S. Partnership Agreement, we may commit to or initially acquire an investment and subsequently syndicate, or sell some or all of it, to Blackstone, Other Blackstone Accounts, co-investment
vehicles (including
co-investment
vehicles managed outside the Sponsor’s investment program or committed co-investment
vehicles), joint venture partners, Consultants or affiliates or related parties of the foregoing or other third parties (which may result from a determination by the Sponsor that such person has the ability to add value to an Investment in light of its relationships, experience, geographic location, market or industry knowledge and/or other relevant attributes as determined by Blackstone), notwithstanding the availability of capital from the unitholders and other investors thereof or applicable credit facilities. If any such intended syndication is not ultimately consummated, Blackstone, we or the other party that initially acquires such portion will be expected to retain it, leading to us or such other party having more of the Investment (including expenses relating to such unconsummated syndication) initially intended to by syndicated than it would otherwise have had if such syndication had not initially been contemplated. For the avoidance of doubt, we and Other Blackstone Accounts participating in such investment will likely not take part in any such syndication in the same manner or to the same extent (if at all) or may participate in a syndication alongside us but at a different interest rate, due to legal, regulatory, accounting, administrative or other considerations. Any such syndication that is not ultimately consummated could result in Blackstone, us or the other parties retaining a different share of the investment than initially intended. The Sponsor is not required to reimburse us, and we will be charged for Management Fees paid or payable with respect to amounts acquired with the intent to syndicate such amounts to co-investors
or other persons. The Sponsor has the ability to cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair market value of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. There can be no assurance that, in the case of estimated interest expense, there will be any subsequent adjustment in the case actual interest rates change during the period between drawdown and due date and/or if actual funding by a co-investor
occurs prior to the actual due date (through which interest will have been calculated). The Sponsor also reserves the right to determine another methodology for pricing these transfers, including fair market value at the time of transfer. In certain circumstances, the Sponsor will charge fees on these transfers to either or both of the parties and/or the Other Blackstone Accounts and/or Blackstone itself could receive compensation (including ticking, commitment, warehousing, syndication and other fees and/or interest), which compensation will not be shared with and/or otherwise result in an offset of Management Fees payable by unitholders. The Sponsor or its affiliates will be permitted to retain any portion of an Investment initially acquired by them with a view to syndication to co-investors
or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so.

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
More specifically, we could initially acquire a portion of certain Investments (including through borrowings on a subscription-based or asset-backed credit facility or other credit facility or from Blackstone itself) intended as co-investments
as described herein and syndicate all or part of such
co-investments
to one or more
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
BXINFRA, BXINFRA Lux and the Investment Manager (on behalf of BXINFRA and not for its own account) entered into the warehousing agreement (the “Warehousing Agreement”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”), a subsidiary of Blackstone. Under the Warehousing Agreement, in connection with the launch and ramp-up
of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that have been approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested equity amount of $300 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). The parties subsequently agreed to increase the aggregate invested equity amount available under the Warehousing Agreement to $675.0 million. Finco agreed to subsequently transfer each Approved Warehoused Investment to the BXINFRA Fund Program, and the BXINFRA Fund Program agreed to acquire such investments from Finco, on the terms described in the Warehousing Agreement following the point or points in time at which the BXINFRA Fund Program has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”). On each Warehouse Closing Date, the BXINFRA Fund Program will acquire from Finco each funded Approved Warehoused Investment selected by the Investment Manager for such Warehouse Closing Date at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% measured over the period from the date the Approved Warehoused Investment was acquired by Finco to the applicable Warehouse Closing Date. The Investment Manager will determine in its sole discretion which and what portions of Approved Warehoused Investments that the BXINFRA Fund Program will acquire on each Warehouse Closing Date. As a result, we may pay more or less than the current market value of such assets when we acquire them. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate fees, costs and expenses in connection with the Warehousing Agreement, including fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA. As a result, we will pay additional costs in connection with acquiring assets through the warehouse compared to purchasing them directly.

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
Continuation Vehicles and Continuation Transactions.
The Sponsor could, subject to the requirements of the BXINFRA U.S. Partnership Agreement, from time to time establish other investment vehicles for the purpose of purchasing one or more investments from us, which may be made in connection with, or alongside, an Other Blackstone Account making the investment (such vehicles, “Continuation Vehicles,” and such transactions, “Continuation Transactions”). In such circumstances, the Sponsor is acting on behalf of, and making the investment decision for, both us and the applicable Continuation Vehicle. As a result, Continuation Transactions implicate the conflicts of interest described herein in “—Buying, Selling and Acquiring Investments or Assets from/to Certain Related Parties” between the Fund and the Continuation Vehicle more generally. In addition, in certain instances, a Continuation Transaction involving us could include Continuation Vehicles and/or other affiliated vehicles that engage the same investment committee or applicable sub-committee
to render an investment decision as us in such Continuation Transaction. Further, because the Sponsor and/or its affiliates will have the opportunity to earn additional management fees and/or receive additional carried interest and other benefits in respect of such Continuation Transactions, and because each purchaser’s commitment to acquire interests in a Continuation Vehicle will ordinarily be conditioned upon completion of the Continuation Transaction, the Sponsor will typically have a conflict of interest in determining transaction terms and participants. While certain conflicts of interest related to Continuation Transactions may require approval by our Board of Directors, certain Continuation Transactions may be able to be completed at the initiation of the Sponsor without any such approval, in accordance with the terms of the BXINFRA U.S. Partnership Agreement. In the event that we propose to sell any assets in a Continuation Transaction and that sale fails to close for any reason, we would typically bear the broken deal expenses relating to the proposed transaction, including (without limitation) the costs of forming and marketing the Continuation Transaction, as well as fees for services that would only have accrued to the benefit of certain subsets of our investors, such as where applicable, those electing to continue their participation, if the transaction had closed.
Broken Deal Expenses
.
Investments in infrastructure often require extensive due diligence activities prior to acquisition, including legal costs. If a proposed Investment by us is not consummated (generally referred to as a “broken deal”), all or a portion of such third-party expenses (for example, but not limited to, expenses attributable to investment bankers, legal and tax advice and consultants), which may be significant, may be borne by us. The General Partner will use commercially reasonable efforts to cause any of our third-party co-investors
that have agreed in writing to participate in a potential Investment alongside us to bear their pro-rata
share of any broken deal expenses. Fund expenses relating to Investments shall generally be allocated among us and Other Blackstone Accounts pro-rata
based upon their relative investment size in the Investment (and in good faith in the case of broken deal expenses and related expenses for unconsummated transactions based on their relative expected investment sizes thereof). Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs of negotiating co-investment
documentation (including
non-disclosure
agreements with counterparties), the costs from onboarding (i.e., know your customer) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, legal, tax, accounting and consulting fees and expenses (including all expenses incurred in connection with any tax audit, investigation settlement or review of the Fund, and any expenses of the Fund’s representative or its designated individual), printing and publishing expenses, and legal, accounting, tax and other due diligence and pursuit costs and expenses (including, for the avoidance of doubt, any Consultant expenses and including, in certain instances, broken deal expenses associated with services provided by Portfolio Entities, as detailed below), which may include expenses incurred prior to the commencement of the Effective Date (as defined below). Although broken deal expenses will generally be shared between us and any Other Blackstone Accounts pro-rata
according to capital invested by each in such investment, any such broken deal expenses could, in the sole discretion of the

Sponsor, and to the fullest extent permitted by applicable law, be allocated solely to us and not to Other Blackstone Accounts or co-investment
vehicles (including such standing
co-investment
vehicles) that could have made the Investment (including any situation where an Other Blackstone Account was initially allocated an investment opportunity and incurred such expenses before such investment opportunity was reallocated to us), even when the Other Blackstone Account or co-investment
vehicle commonly invests alongside us in its Investments or Blackstone or Other Blackstone Accounts in their investments. In such cases our share of expenses would increase. As a general matter, the Sponsor expects that until a potential Investment is formally allocated to an Other Blackstone Account (it being understood that final allocation decisions are typically made shortly prior to signing an investment), we are expected to bear the broken deal expenses for the Investment, which may result in substantial amounts of broken deal expenses. In the event broken deal expenses are allocated to an Other Blackstone Account or a co-investment
vehicle, the Sponsor or we will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Blackstone Account or co-investment
vehicle, as applicable. In addition, certain Portfolio Entities will provide transaction support services (including identifying potential investments) to us, Other Blackstone Accounts and their respective Portfolio Entities in respect of certain investments that are not ultimately consummated. See also “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein. The Sponsor will endeavor in good faith to allocate the costs of such services to us and such Other Blackstone Accounts as it deems appropriate under the particular circumstances. Any methodology used to determine such allocation (including the choice thereof) involves inherent conflicts and may not result in perfect attribution and allocation of such costs, and there can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less or more of such costs. Further, any of the foregoing costs, although allocated in a particular period, could be allocated based on activities occurring outside such period. Additionally, the allocation of such costs can be expected to generally be based on the relative expected investment sizes (as determined by the General Partner in good faith), in certain circumstances they may be based on different methodologies, including, without limitation, the aggregate value or number of, or invested capital in, transactions consummated in the applicable prior quarter, and therefore we could pay more than its pro-rata
portion of such cost based on its actual usage of such services. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Expenses.”
Other Blackstone Business Activities.
Blackstone, we, Other Blackstone Accounts, our/their Portfolio Entities, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, which could be substantial, for products and services provided to us and our Portfolio Entities, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; arranging portfolio operations support; underwriting (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation); syndication or refinancing of a loan or investment (including loan modification or restructuring fees); energy procurement / brokerage fees for sustainability servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; advisory services; investment banking and capital markets services; treasury and valuation services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; BX Energy Services (as defined below); Revantage acquisition and disposition program management; fees for monitoring and oversight of loans, property, title and/or other types of insurance provided to Portfolio Entities and/or third parties; insurance procurement, brokerage, solutions and risk management services; data extraction and management products and services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organization and financing, and divestment services). See also “—Blackstone-Affiliated Service Providers” herein. For example, Blackstone or an Other Blackstone Account may, directly or indirectly through a portfolio entity, from time to time, acquire certain assets, loans or other interests for the purpose of syndicating some or all of such assets, loans or other interests to us and/or Other Blackstone Accounts, and may receive syndication or other fees in connection therewith. Other than as expressly set forth in the BXINFRA U.S. Partnership Agreement and/or Investment Management Agreement,

such fees shall not be applied to offset Management Fees and unitholders will not share therein. Such parties will also provide products and services for fees to Blackstone, us, Other Blackstone Accounts and our/their Portfolio Entities, and our/their personnel and related parties, as applicable, as well as third parties. Further, such parties could provide products and services for fees to us, Other Blackstone Accounts and our/their Portfolio Entities in circumstances where third-party service providers are concurrently providing similar services to us, Other Blackstone Accounts and our/their Portfolio Entities. As a result, it is expected that the amount of expenses borne by us will be increased in proportion to the additional cost arising from having multiple third-party service providers providing similar services to us and/or our Portfolio Entities than if there was a single service provider engaged for such services. Through its Innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to be introduced to, and therefore frequently provide goods and services to, us and Other Blackstone Accounts and our/their Portfolio Entities, as well as other Blackstone-related parties and third parties. By contracting for a product or service from a business related to Blackstone, we and our Portfolio Entities would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with us or the unitholders and could benefit Blackstone directly and indirectly. Also, Blackstone, Other Blackstone Accounts and their Portfolio Entities, and their personnel and related parties will, in certain circumstances, receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by us and our Portfolio Entities. We and our Portfolio Entities will incur expenses in negotiating for any such fees and services, which will be treated as fund expenses. In addition, the Sponsor may receive fees associated with capital invested by co-investors
relating to investments in which we participate or otherwise, in connection with a joint venture in which we participate or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Sponsor performs services. Finally, Blackstone and its personnel and related parties will, in certain circumstances, also receive compensation for origination activities and unconsummated transactions.
We and/or the Sponsor have engaged, and will continue to engage, third-party administrators to provide certain administrative services to us and/or the Parallel Funds. In such circumstances there may be some overlap in the services performed by the third-party administrator and Blackstone personnel, and us and the Parallel Funds will bear all such costs. The services of in-house
attorneys, which may be provided by a third-party administrator, generally include, without limitation, services with respect to M&A, the purchase and sale of assets, capital markets or financing transactions, tax or regulatory structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and communicating with relevant internal and external parties. We will, as determined by the Sponsor and as permitted by the BXINFRA U.S. Partnership Agreement, bear the cost of fund administration, in house legal, and accounting (including, without limitation, maintenance of our books and records, preparation of net asset value and other valuation support services, as applicable (e.g., valuation model and methodology review, review of third-party due diligence conclusions and sample testing), preparation of periodic investor reporting and calculation of performance metrics, central administration and depositary oversight (e.g., periodic and ongoing due diligence and coordination of investment reconciliation and asset verification); audit support (e.g., audit planning and review of annual financial statements); risk management support services (e.g., calculation and review of investment and leverage exposure), sustainability and sustainability support services, regulatory risk reporting, data collection and modeling and risk management matters and tax support services (e.g., annual tax and VAT returns and FATCA and CRS compliance)), in-house
attorneys to provide transactional legal advice and related tax advice, tax planning and other related services (including, without limitation, entity organization, structuring, due diligence, document drafting and negotiation, closing preparation, post-closing activities (such as compliance with contractual terms and providing advice for investment-level matters with respect to fiduciary and other obligations and issues), litigation or regulatory matters, reviewing and structuring exit opportunities) provided by Blackstone personnel and related parties to us and our Portfolio Entities, including the allocation of their compensation (including, without limitation, salary, bonus and benefits) and related overhead otherwise payable by Blackstone, or pay for their services at market rates, and except in certain limited circumstances or with respect to us, such amounts will not offset Management Fees. In certain circumstances, we may engage a third-party administrator and, in such circumstances, there may be some overlap in the services performed by the third-party administrator and Blackstone personnel and we will bear all such costs. The services of in-house
attorneys generally include, without limitation, services with respect to M&A, capital markets or financing transactions, tax structuring, supervision of external counsel and service providers, attending internal and external meetings (including investment committee meetings) and/or communicating with relevant internal and external parties. Such allocations or charges can be based on any of the following methodologies: (a) requiring personnel to periodically record or allocate their historical time spent with respect to us or Blackstone approximating the proportion of certain personnel’s time spent with respect to us, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (b) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that Blackstone believes represents no more than market rate for such services or (c) any other similar methodology determined by Blackstone to be appropriate under the circumstances. Certain Blackstone personnel will provide services to few, or only one, of us and an Other Blackstone Account, in which case Blackstone could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, the provision of such services by Blackstone personnel and related parties and any such methodology (including the choice thereof and any benchmarking, verification or other analysis related thereto) involves inherent conflicts. Any amounts paid to Blackstone and/or its affiliates for such services, as well as the expenses, charges and costs of any benchmarking, verification or other analysis related thereto, will be borne by us as fund expenses, will not result in any offset to the Fund Fees and will, in certain circumstances, result in incurrence of greater expenses by us and our Portfolio Entities than would be the case if such services were provided by third parties. From time to time, the Sponsor may determine not to allocate an expense to us although the expense is a permissible fund expense pursuant to the BXINFRA U.S. Partnership Agreement, which determination will, for the avoidance of doubt, not prevent a similar expense from being allocated to us in the future.
The Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by us or a Portfolio Entity to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, the Sponsor, we, Other Blackstone Accounts and our/their Portfolio Entities, and our/their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
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
co-investor
(or otherwise hold an interest) in such investments alongside us and/or Other Blackstone Accounts, which may give rise to potential or actual conflicts of interest, including with respect to the timing and manner of sale by Blackstone, on the one hand, and other participating funds, including us, on the other hand. Blackstone’s receipt of such interests in-kind
generally would not be at the same time or on substantially the same terms, price and conditions as us and/or the Other Blackstone Accounts, as applicable. With respect to any dispositions of securities or investments held by Blackstone resulting from receiving such fees in-kind,
since we and/or Other Blackstone Accounts, as applicable, are not similarly situated and may have different terms affecting the timing of our/their respective dispositions, there may be certain situations where Blackstone would not dispose of its securities or interests at the same time and/or on substantially the same terms, price and conditions as such other funds, which would be evaluated by Blackstone on a case-by-case
basis taking into account the circumstances at the relevant time. There can be no assurance that any actual or perceived conflicts will be resolved in favor of us or the unitholders. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf involving any such corporations, the Sponsor will consider those relationships (including any incentives or disincentives as part of such relationship) when evaluating an investment opportunity, and such relationship can be expected to influence the Sponsor’s decision to make or not make a particular investment on our behalf. We may also co-invest
with clients of Blackstone in a particular investment, and the relationship with such clients could influence the decisions made by the Sponsor with respect to such investments. Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). We may be required to sell or hold existing Investments as a result of investment banking relationships or other relationships that Blackstone may have or develop, or transactions or investments Blackstone may make or have made.
Fees Received by the Sponsor.
Break-up
or topping fees, commitment fees, transaction, monitoring and director fees and organization, financing, divestment, and other similar fees (which does not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to Portfolio Entities) with respect to the Investments can be paid to the Sponsor, in which case Management Fees may be offset by the amount of net break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXINFRA U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees attributable to a potential Investment by us, but not to any amount attributable to a potential investment by Other Blackstone Accounts, vehicles participating in Blackstone’s side-by-side
co-investment
rights, permanent capital vehicles, and/or accounts (including insurance accounts, Everlake, Corebridge and Resolution Life (each, as defined below)) managed by affiliates of Blackstone and related entities or third parties. See “—Other Blackstone Business Activities” herein. Alternatively, we could receive the break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXINFRA U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees directly, in which case there will be no Management Fee offset. The Sponsor will generally receive a greater economic benefit by structuring the break-up
or topping, commitment (including fees received in respect of guarantees as contemplated by the BXINFRA U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees to be paid to it directly, subject to the Management Fee offset, and may do so in its sole discretion.
Break-up,
topping, commitment (including fees received in respect of guarantees as contemplated by the BXINFRA U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees paid to the Sponsor or us in connection with a transaction could be allocated, or not, to Other Blackstone Accounts, co-investment
vehicles and other investment vehicles participating in investments that invest (or are expected to invest) alongside us, as determined by the Sponsor to be appropriate in the circumstances. Generally, the Sponsor would not allocate break-up,
topping fees, commitment (including fees received in respect of guarantees as contemplated by the BXINFRA U.S. Partnership Agreement), monitoring, transaction, directors’, and organizational fees with respect to a potential Investment to us, an Other Blackstone Account or co-investment
vehicle unless such person would also share in broken deal expenses related to the potential Investment. With respect to fees received by Blackstone relating to our Investments or from unconsummated transactions, unitholders will not receive the benefit of any fees relating to our Investments (including, without limitation, as described above) other than as set forth in our organizational documents. Any potential offset of the Management Fee will only accrue to the extent the fees giving rise to such offset are paid as part of and during the course of our investment in the relevant Portfolio Entity, and, without regard to the nature of such fees, there will be no offset of the Management Fees with respect to any fees paid to Blackstone after we have exited the relevant Investment. Following an exit of our Investment in a Portfolio Entity, Other Blackstone Accounts may continue to hold interests (debt and/or equity) in such Portfolio Entity, and Blackstone may begin to earn fees or continue to earn fees from such Portfolio Entity for providing services to such Portfolio Entity, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the Management Fee. Also, in the case of fees for services as a director of a Portfolio Entity, the Management Fee will not be reduced or offset to the extent any Blackstone personnel continues to serve as a director after we have exited (or are in the process of exiting) the applicable Portfolio Entity and/or following the termination of such employee’s employment with Blackstone. Conflicts of interest are expected to arise when a Portfolio Entity enters into arrangements with Blackstone on or about the time we exit our Investment in such Portfolio Entity. To the extent any investment banking fees, (including management, consulting, and AI Technologies) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing and/or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, energy procurement/ brokerage fees, fees for sustainability services, fees associated with aviation management including origination fees, servicer fees (e.g., services relating to lease collections/disbursements, maintenance, insurance, lease marketing and sale of aircraft/parts), insurance asset management fees, asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in-kind))
are received by Blackstone, such fees will not be required to be shared with us or the unitholders and will not result in any offset to the Management Fee payable by the unitholders.
Outsourcing.
The Sponsor is expected to outsource to third parties several of the services performed for us and/or our Portfolio Entities, including services (such as administrative, legal, accounting, tax, investment diligence (including sourcing), modeling, and ongoing monitoring, preparing internal templates, memos, and similar materials or other related services in connection with the Sponsor’s analysis of investment opportunities, or other related services) that can be and/or historically have been performed in-house
by the Sponsor and its personnel, and the fees, costs and expenses of such third-party service providers will be borne by us as fund expenses (which, for the avoidance of doubt, would be in addition to any fees borne by us as fund expenses for similar services performed by the Sponsor in-house
in lieu of or alongside (and/or to supplement or monitor) such third-parties, subject to the terms of the BXINFRA U.S. Partnership Agreement). Outsourced services also include certain services (such as fund administration, transactional legal advice, tax planning and other related services) that will, subject to the terms of the BXINFRA U.S. Partnership Agreement, also be provided by the Sponsor in-house
at our

expense. From time to time, the Sponsor will provide such services alongside (and/or supplement or monitor) a third-party service provider on the same matter or engagement and, in such cases, to the extent the Sponsor’s services are reimbursable as fund expenses, the overall amount of fund expenses borne by directly or indirectly the unitholders will likely be greater than would be the case if only the Sponsor or such third party provided such services.
The decision to engage a third-party service provider, including the timing of such engagement, which for the avoidance of doubt could be at any time, and the terms (including economic terms) of such engagement will be made by the Sponsor in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) will dedicate substantially all of their business time to us, Other Blackstone Accounts and/or our/their respective Portfolio Entities, while others will have other clients. In certain cases, third-party service providers and/or their employees (including part-time or full-time secondees to Blackstone) will spend some or all of their time at Blackstone offices, have dedicated office space at Blackstone, have Blackstone-related
e-mail
addresses, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because the Sponsor will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by us as fund expenses (with no reduction or offset to Fund Fees) and retaining third parties will reduce the Sponsor’s internal overhead, compensation and benefit costs for employees who would otherwise perform such services in-house.
Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are Fund Expenses. In general, the involvement of third-party service providers presents a number of risks due to, among other factors, the Sponsor’s reduced control over the functions that are outsourced. In some cases, and subject to the applicable law and contractual restrictions, third-party service providers are permitted to delegate all or a portion of their responsibilities relating to us and/or our Portfolio Entities to other third parties (including to their affiliates). Any such delegation could further reduce the Sponsor’s control over the outsourced functions, and the Sponsor would lack direct oversight over the party to whom the responsibilities are delegated.
A third-party service provider could face conflicts of interest in carrying out its responsibilities to the Sponsor, us and/or our Portfolio Entities, including (without limitation) in relation to the delegation of such responsibilities to other parties and the allocation of time, attention and resources to the Sponsor, us and/or our Portfolio Entities, as compared to the service providers’ other clients. Third-party service providers could have incentives to carry out their responsibilities in a manner that does not advance our interests and/or the interests of our Portfolio Entities and often have no fiduciary obligation to act in the best interest of the Sponsor, us and/or our Portfolio Entities. The Sponsor has limited visibility into what conflicts of interest a third-party service provider might face and the extent to which any such conflicts impact the service provider’s decision-making.
There can be no assurances that the Sponsor will be able to identify, prevent or mitigate the risks of engaging third-party service providers (including the risk that such third-party service provider or its delegate will not perform the outsourced function with the same degree of skill, competence and efficiency as the Sponsor would in the absence of an outsourcing arrangement). We may suffer adverse consequences from actions, errors or failures to act by such third parties or their delegates, and will have obligations, including indemnity obligations, and limited recourse against them.
Outsourcing and the use of internal service providers will not occur uniformly for all Blackstone managed vehicles and accounts and the expenses that may be borne by such vehicles and accounts vary. Accordingly, certain costs may be incurred by (or allocated to) us through the use of third-party (or internal) service providers that are not incurred by (or allocated to) certain Other Blackstone Accounts for similar services.

The Sponsor could similarly determine, subject to applicable law, to outsource certain services to Other Blackstone Accounts, Portfolio Entities of ours and/or Other Blackstone Accounts, unitholders, limited partners of Other Blackstone Accounts and affiliates of Blackstone, or to any of their respective related parties. The risks and conflicts described above would similarly apply in such circumstances, and such circumstances would raise additional conflicts. See also “—Blackstone-Affiliated Service Providers” and “—Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers” herein.
Material
Non-Public
Information.
By reason of their responsibilities in connection with other activities of Blackstone and potentially by virtue of their activities outside of Blackstone, certain employees of the Sponsor and its affiliates may acquire confidential or material non-public
information or be restricted from initiating transactions in certain securities. We will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations.
Data Services.
Blackstone or an affiliate of Blackstone formed in the future will provide data management services to Portfolio Entities, and to certain unitholders, investors in Other Blackstone Accounts, and to us and Other Blackstone Accounts and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof) (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to the limitations in the BXINFRA U.S. Partnership Agreement and any other applicable contractual limitations, with us, Other Blackstone Accounts, Portfolio Entities, unitholders, investors in Other Blackstone Accounts, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Blackstone Accounts make investments, and Portfolio Entities thereof). Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone in its sole discretion, with Blackstone being able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone in the future enters into data services arrangements with Portfolio Entities and receives compensation from such Portfolio Entities for such data services, we will indirectly bear our share of such compensation based on our pro-rata
ownership of such Portfolio Entities, which would be in addition to any annual flat fee paid as part of Fund Expenses for data science-related services. To the extent Blackstone receives compensation for such data services, such compensation could include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up
costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Such compensation will not offset or reduce Fund Fees or any other fees or expenses borne by us or otherwise shared with us or the unitholders. Additionally, Blackstone is also expected to determine to share and distribute the products from such Data Management Services within Blackstone or its affiliates (including Other Blackstone Accounts or their Portfolio Entities) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause us to invest in Portfolio Entities with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain on our behalf. See also “—Data” herein.
Securities and Lending Activities.
Blackstone, its affiliates and their related parties and personnel participate in underwriting and lending syndicates and otherwise act as arrangers of financing, including with respect to the public offering and private placement of debt or equity securities issued by, and loan proceeds borrowed by, us and our Portfolio Entities or advising on such transactions. Underwritings and financings can be on a firm commitment basis or on an uncommitted, or “best efforts,” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone can also be expected to provide, either alone or alongside third parties performing similar services, placement, financial advisory or other similar services to purchasers or sellers of securities (including in connection with primary offerings, secondary transactions and/or transactions involving special purpose acquisition companies), including loans or instruments issued by Portfolio Entities and Other Blackstone Accounts. Blackstone’s compensation for such services is expected to be paid by the applicable seller (including us (for example, in the case of secondary sales by us) and Portfolio Entities), one or more underwriters or financing parties (including amounts paid by an issuer and reimbursed by one or more underwriters) and/or other transaction parties. A Blackstone broker-dealer will from time to time act as the managing underwriter, a member of the underwriting syndicate or broker for us or our Portfolio Entities, or as dealer, broker or advisor to a counterparty to us or a Portfolio Entity, and purchase securities from or sell securities to us, Other Blackstone Accounts or Portfolio Entities of ours and of Other Blackstone Accounts, or advise on such transactions. Blackstone will also from time to time, on behalf of us or our Portfolio Entities, or other parties to a transaction involving us or our Portfolio Entities, effect transactions, including transactions in the secondary markets, that result in commissions or other compensation paid to Blackstone by us or our Portfolio Entities or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment
vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets, advisory fees (including capital markets advisory fees), lending arrangement fees, asset/property management fees, insurance (including title insurance) fees, incentive fees, fees for sustainability services, healthcare consulting/brokerage fees, group purchasing fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, other fees for similar operation and financial matters, break-up
fees, topping fees and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, we, an Other Blackstone Account or our/their Portfolio Entities are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or the unitholders, and Fund Fees will not be reduced by such amounts. The Sponsor has sole discretion, subject to the terms of the BXINFRA U.S. Partnership Agreement, to approve the foregoing arrangements if the Sponsor believes in good faith that such transactions are appropriate for us.
Sales of securities for our and our Portfolio Entities account will from time to time be bunched or aggregated with orders for other accounts of Blackstone including Other Blackstone Accounts. It could be impossible, as determined by the Sponsor in its sole discretion (subject to the terms of the BXINFRA U.S. Partnership Agreement), to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us.
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
Blackstone employees, including employees of the Sponsor, are generally permitted to invest in alternative investment funds, venture capital funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of ours. Unitholders will not receive any benefit from any such investments.
These conflicts related to securities and lending activities will not necessarily be resolved in our favor and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
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
Portfolio Entity Relationships Generally.
Blackstone, our Portfolio Entities, including special purpose vehicle Portfolio Entities that may be formed in connection with investments, and Other Blackstone Accounts are and will in certain cases be counterparties or participants in agreements, transactions and other arrangements with us, Other Blackstone Accounts, and/or our Portfolio Entities and Other Blackstone Accounts or other Blackstone affiliates for the provision of goods and services, purchase and sale of assets and other matters. In addition, certain Portfolio Entities will in certain cases be counterparties or participants in agreements, transactions and other arrangements with Other Blackstone Accounts and/or Portfolio Entities or portfolio entities of Other Blackstone Accounts for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting and employment relationships). For example, from time to time, certain of our Portfolio Entities or Other Blackstone Accounts will provide or recommend goods and services to Blackstone, us, Other Blackstone Accounts, or our Portfolio Entities and Other Blackstone Accounts or other Blackstone affiliates (or vice versa) (including “platform” investments of the Fund of Other Blackstone Accounts). As another example, it can also be expected that the management of one or more Portfolio Entities will consult with one another (or with one or more portfolio entities of an Other Blackstone Account) in respect of seeking its industry expertise, market view, or otherwise on a particular topic including but not limited to assets and/or the purchase and/or sale thereof (and vice versa). Moreover, we and/or an Other Blackstone Account could consult with a Portfolio Entity or a portfolio entity of an Other Blackstone Account as part of the investment diligence for a potential investment by us or such Other Blackstone Account (and vice versa). As a result of or as a part of such interactions or otherwise, personnel at one Portfolio Entity will in certain cases transfer to or become employed by another Portfolio Entity (including, for purposes of this disclosure, a portfolio entity of an Other Blackstone Account), or Blackstone, the Sponsor or their respective Affiliates will transfer to or become employed by a Portfolio Entity (together with personnel departing a Portfolio Entity for employment at Blackstone, the Sponsor, their Affiliates or another Portfolio Entity, “Transferring Personnel”). The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. Transferring Personnel agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts and/or other benefits to Blackstone, a Blackstone affiliate and/or a Portfolio Entity, none of which will result in any offset to the Management Fees or otherwise be shared with us or the unitholders, notwithstanding that some of the services provided by a Portfolio Entity are similar in nature to the services provided by the Sponsor and its Affiliates or that the role of the Transferring Personnel at the entity such personnel is departing from (including Blackstone and its Affiliates) could be substantially similar to the entity to which such personnel is going (including Blackstone and its Affiliates). Such agreements, transactions and other arrangements will generally be entered into without our consent or direct involvement and/or the consent or direct involvement of such Other Blackstone Accounts or the consent of the unitholders or of the Board of Directors and limited partners of such Other Blackstone Accounts (including, without limitation, in the case of minority investments by us in such Portfolio Entities or the sale of assets from one

Portfolio Entity to another). There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to us as otherwise would be the case if the counterparty for the transfer were not related to Blackstone. As Transferring Personnel are, in certain instances, expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by us or Other Blackstone Accounts, Blackstone has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by Partnership’s Portfolio Entities or Other Blackstone Accounts instead of by the Sponsor, Blackstone or their respective Affiliates, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at Portfolio Entities, Blackstone, the Sponsor or their Affiliates. These conflicts of related to Portfolio Entity relations will not necessarily be resolved in our favor and unitholders will not in all circumstances receive notice or disclosure of the occurrence of such transfers and their associated conflicts.
Furthermore, any such transfer or change in employment by Transferring Personnel will involve employees of different levels of experience, functional expertise and seniority (including, for avoidance of doubt, senior managing directors at Blackstone and members of the management team at the Portfolio Entity), and in certain instances is expected to be conducted on a programmatic basis involving a designated number of Transferring Personnel across one or a range of identified Portfolio Entities. Where Transferring Personnel are departing from a Portfolio Entity, Blackstone, the Sponsor or their Affiliates, it is not expected in all instances that such entity will hire new personnel, or transfer existing personnel, to fill such Transferring Personnel’s prior role, and in certain cases the roles intended to be occupied by Transferring Personnel will be roles newly created for such Transferring Personnel. Moreover, the respective roles of the Transferring Personnel at the entities involved in such transfer could be substantially similar and involve functional responsibilities and activities (including as between Blackstone, the Sponsor or their Affiliates on the one hand, and Portfolio Entities or an Other Blackstone Account on the other hand) that do not materially differ. While in certain cases a dedicated search could be conducted by Blackstone or a Portfolio Entity for the employment position that the Transferring Personnel will fill, a search is not required or expected to be performed in most instances.
Any such transfer will result in costs being transferred from the entity where such Transferring Personnel originated to the entity where such Transferring Personnel is going. The compensation earned and subsequently paid to such Transferring Personnel will in certain cases include arrangements designed to address Transferring Personnel’s pre-existing
compensation interests, including unvested equity or carried interest attributable to such Transferring Personnel’s entity of origin (including but not limited to Blackstone or its respective Affiliates) that was forfeited in connection with their departure therefrom, which is expected for certain Transferring Personnel to be material. For example, if a Blackstone employee transfers to or becomes employed by a Portfolio Entity, such Portfolio Entity could provide the Transferring Personnel equity of the Portfolio Entity or other similar incentive or cash compensation to the Transferring Personnel to compensate them for the unvested equity or carried interest they are forfeiting as a result of the transfer. This will result in additional costs to the Portfolio Entity that otherwise would have been borne by Blackstone or the Sponsor. While in some cases benchmarking, verification or other analysis could be conducted in respect of the compensation package being offered to the Transferring Personnel (including any unvested equity or carried interest compensation), there is no requirement that benchmarking, verification or other analysis be conducted, and in some instances the compensation package could be above market rate and/or not verifiable.
In addition, it is possible that Blackstone (including BXi), Other Blackstone Accounts, certain Portfolio Entities of ours or companies in which Blackstone or the Other Blackstone Accounts have an interest will acquire certain Portfolio Entities that have or are expected to engage in activities that are direct competitors of our Portfolio Entities, or will otherwise have adverse consequences on us and/or our Portfolio Entities (including, by way of example only, Portfolio Entities providing the same or similar products and/or services as the Portfolio Entities or as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in our and/or our Portfolio Entities’ assets being used to satisfy the obligations or liabilities of one or more Other Blackstone Accounts, their Portfolio Entities and/or affiliates).
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
In addition, Portfolio Entities with respect to which we may elect members of the board of directors may, as a result, subject us and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such Portfolio Entity. Although in most cases our interests and those of any such Portfolio Entity’s will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such Portfolio Entity and its stakeholders, on the one hand, and our interests, on the other hand. Although the Sponsor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us.
These conflicts related to Portfolio Entity relationships will not necessarily be resolved in our favor, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Conflicts of Interest in Service Providers, Including Portfolio Entity Service Providers and Blackstone-Affiliated Service Providers
.
We, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage Portfolio Entities of ours and of Other Blackstone Accounts to provide some or all of the following services: (a) corporate administrative and support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (including valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end-of-term
services), risk management, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers and third-party service providers), risk management, reporting (such as tax, debt, portfolio or other similar topics), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection; (b) borrowing management services (including, without limitation, monitoring, restructuring and work-out
of performing,
sub-performing
and
non-performing
loans, consolidation, cash management, financing management, administrative support, lender relationship management (e.g. coordinating with a lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender)) and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight)); (c) operational services including personnel (i.e., general management of day-to-day
operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects) and operational coordination (i.e., coordination with joint venture partners, operating partners and property managers), planning with respect to portfolio composition (including hold/sell analysis support), sustainability-related planning (including data collection, review, support and execution) revenue management support and portfolio and property reporting); and (d) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding,
liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements, providing in-house
legal, sustainability and accounting services, assisting with due diligence, preparation of asset improvement feasibilities, site visits, transaction consulting and specification of technical analyses and review of (a) design and structural work, (b) certifications, (c) operations and maintenance manuals and (d) statutory documents). Similarly, Blackstone, Other Blackstone Accounts and their portfolio entities can be expected to engage Portfolio Entities of ours to provide some or all of these services.
Some of the services performed by Portfolio Entity service providers could also be performed by a General Partner or its affiliates from time to time and vice versa. Fees paid by us or our Portfolio Entities or value created by other Portfolio Entity service providers or vendors (whether to us, Other Blackstone Accounts, Blackstone or any third parties engaging the services of such Portfolio Entity) do not offset or reduce the Management Fee payable by our unitholders and are not otherwise shared with us, unless otherwise required by the BXINFRA U.S. Partnership Agreement and/or Investment Management Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or our/their Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high-performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and or other investment funds or accounts managed or controlled by Blackstone).
We, Other Blackstone Accounts, Portfolio Entities of each of the foregoing and Blackstone can be expected to engage our Portfolio Entities and Other Blackstone Accounts to provide some or all of the following services: (a) corporate administrative and support services (e.g., without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental and/or sustainability due diligence support (e.g., review of asset condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (e.g., coordination with JV partners, property managers and third-party service providers), risk management, reporting (e.g., on tax, debt, portfolio or other similar topics), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing, internal risk control, treasury and valuation services), business intelligence and data science services, fundraising support, legal/business/finance optimization and innovation (including legal invoice automation), and vendor selection, (b) borrowing management services (including, without limitation, monitoring, restructuring and work-out
of performing,
sub-performing
and
non-performing
loans, consolidation, cash management, financing management, administrative support, and lender relationship management (e.g., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including, any required consultation with or reporting to such lender)) and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight)), (c) operational and other services including personnel (i.e., general management of day to day operations, including, without limitation, construction management and oversight (such as management of general contractors on capital and energy efficiency projects)) and operational coordination (i.e., coordination with JV partners, operating partners, and property managers), planning with respect to portfolio composition (including hold/sell analysis support), sustainability-related planning (including data collection, review, support and execution), revenue management support and portfolio and property reporting; and (d) transaction support services (including, without limitation, acquisition support, customer due diligence and related on-boarding,
liquidation, reporting, relationship management with brokers, banks and other potential sources of investments, identifying potential investments, including development sites and providing diligence and negotiation support to acquire the same, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions), marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements, providing in-house
legal, sustainability and accounting services, and assisting with due diligence, preparation of asset improvement feasibilities, site visits, transaction consulting and specification of technical analysis and review of (a) design and structural work, (b) certifications, (c) operations and maintenance manuals and (d) statutory documents).
Similarly, Blackstone, the Sponsor, Other Blackstone Accounts and their Portfolio Entities can be expected to engage our Portfolio Entities to provide some or all of these services.
Some of the services performed by Portfolio Entity service providers could also be performed by the Sponsor or its Affiliates from time to time and vice versa. Fees paid by us or our Portfolio Entities to, or value created by, other Portfolio Entity service providers or vendors (whether to us, Other Blackstone Accounts, Blackstone or any third parties engaging the services of such Portfolio Entity) do not offset or reduce the Management Fee payable by our unitholders and are not otherwise shared with us, unless otherwise required by the BXINFRA U.S. Partnership Agreement. Furthermore, in certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of Portfolio Entity service providers that provide services to us, Other Blackstone Accounts and/or our/their respective Portfolio Entities on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Blackstone has multiple business lines, which may result in competition with a Portfolio Entity for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a Portfolio Entity executive, or such executive may interview with Blackstone during the applicable contractual period with respect to his or her existing position and later be hired by Blackstone after such period. A Portfolio Entity may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone expects that certain Portfolio Entity service providers, as described herein, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to us and our Portfolio Entities (and/or other investment funds or accounts managed or controlled by Blackstone).

Please refer to our future SEC filings for more information on our Portfolio Entities and Other Blackstone Accounts some of which could provide services (including fund administration and other services currently performed in-house
by the Investment Manager and/or its affiliates) to us and our Portfolio Entities include, without limitation, the following, and may include additional Portfolio Entities that may be formed or acquired in the future. Fees paid by us or Portfolio Entities to, or value created by, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee payable by the unitholders and are not otherwise shared with us, unless specifically contemplated by the BXINFRA U.S. Partnership Agreement and, to the extent they are so contemplated, constitute offsetable break-up,
topping, commitment, transaction, monitoring, directors’, organization or divestment fees (which for the avoidance of doubt, none of the fees described in this section are expected to constitute).

•
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Other Blackstone Accounts own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services. BTIG is expected to provide goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
CoreTrust. On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes Portfolio Entities owned, in whole or in part, by certain Other Blackstone Accounts. CoreTrust is expected to provide group purchasing services to us, our Portfolio Entities, Other Blackstone Accounts and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone Portfolio Entities and also paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future. In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain Portfolio Entities (the “Applicable Portfolio Entities”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of Portfolio Entities’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Entities and other Portfolio Entities that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Entity’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Entity (and with other Portfolio Entities that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such Portfolio Entities to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the Applicable Portfolio Entity) and it is possible the access fee will not be subject to benchmarking. The access fee could be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.

•
Cvent. Cvent Holding Corp (“Cvent”) is a Portfolio Entity of certain Other Blackstone Accounts that provides events management software. Cvent is expected to provide goods and perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Geosyntec. Geosyntec is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental engineering, design and consulting services. Geosyntec is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Kryalos. Kryalos is a Portfolio Entity in which certain Other Blackstone Account have made a minority investment that is an operating partner in certain real estate investments made by Other Blackstone Accounts. Kryalos is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Legence (fka Therma Holdings (“Legence”)). Legence is a Portfolio Entity of certain Other Blackstone Accounts that provide carbon reduction and energy management services. Legence is expected to perform services for us, its Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Livingston International. Livingstone International Inc. (“Livingston International”) is a Portfolio Entity of certain Other Blackstone Accounts that focuses on customs brokerage and compliance, as well as international trade consulting and freight forwarding across North America and around the globe. Livingston International is expected to provide services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Ontra (fka InCloudCounsel). Ontra is a Portfolio Entity of certain Other Blackstone Accounts that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements. Ontra performs services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Optiv. Optiv Security, Inc. is a Portfolio Entity of certain Other Blackstone Accounts that provides a full slate of information security services and solutions. Optiv is expected to provide goods and perform services for us, Other Blackstone Accounts, our/their Portfolio Entities and Blackstone.

•
PSAV. PSAV, Inc. is a Portfolio Entity of certain Other Blackstone Accounts that provides outsourced audiovisual services and event production. PSAV is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
RE Tech Advisors (“RE Tech”). RE Tech is a Portfolio Entity of certain Other Blackstone Accounts that is an energy audit / consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion. RE Tech is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Revantage. Revantage is a portfolio entity of certain Other Blackstone Accounts that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology, human resources, operational and management services. Revantage is expected to perform services for us, its Portfolio Entities, Other Blackstone Accounts and Blackstone. Certain Portfolio Entities are required to obtain certain services from Revantage due to firm-wide or fund-wide other reasons (including the Sponsor’s policies and procedures). Such required services can be expected to include data collection programs, IT security, fund accounting, fund accounting reporting, acquisition onboarding, offboarding of investments, certain valuation reporting, tax reporting and compliance, distribution support, transaction and enterprise risk management, digital asset management, acquisition and disposition program management, certain sustainability support services, and office services. The Sponsor recommends certain services from Revantage to its portfolio companies where such services are accretive in value or offer proven scale to such portfolio companies. Such recommended services can be expected to include human resource administration, IT infrastructure services, investment accounting and reporting services, promote administration, loan origination assistance, and invoice and claims management services. Revantage also offers Portfolio Entities
“opt-in”
services which are services that certain Portfolio Entities could find valuable and helpful to their infrastructure, whereas certain other Portfolio Entities could already perform such services
in-house
or have otherwise established policies and procedures for such services (or similar services) such that they decide not to
“opt-in”
to this category of Revantage’s services. Such services include portfolio company and investment level analytics services, talent acquisition services, financial planning and analysis for portfolio companies, tax advice and administration for portfolio entities, debt, litigation management services, business continuity assistance, and project management services. While Revantage currently provides corporate support services, transactional support services, operational services and management services, Revantage is expected to expand the scope of its services over time as the platform continues to be built out. Further, each of Revantage Corporate Services, Revantage Asia and Revantage Europe could provide services on a global basis despite each of their respective owner entities and initially designated geographic focuses. For example, Revantage Corporate Services is expected to provide services outside of the United States (including in Asia and Europe) despite its ownership by a United States-focused, Blackstone-managed real estate fund and its initial designation as a service provider in North America, and similarly, Revantage Asia and Revantage Europe could provide services in the United States. By aggregating services received by multiple portfolio entities and expanding the scope of those services (and to whom those services are provided), Blackstone aims to reduce costs across portfolio companies and increase the quality and efficiency of such services.

•
Sphera. Sphera is a Portfolio Entity of certain Other Blackstone Accounts that provides environmental, health and safety and sustainability software services and data. Sphera is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
TaskUs. TaskUs is a Portfolio Entity of certain Other Blackstone Accounts that provides business process outsourcing services to high growth, new-age
digital companies. TaskUs is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

•
Ultimate Kronos Group. Ultimate Kronos Group is a Portfolio Entity of certain Other Blackstone Accounts that is a cloud provider of human capital and workforce management solutions. Ultimate Kronos Group is expected to perform services for us, our Portfolio Entities, Other Blackstone Accounts and Blackstone.

Certain Portfolio Entity service providers and vendors provide services to us and Other Blackstone Accounts and in such cases, us, our Portfolio Entities and Other Blackstone Accounts will compensate one or more of these service providers and vendors, and us and our Portfolio Entities will be charged for services provided by such service providers and vendors based on a contractually determined rate or cost. As a general matter, captive Portfolio Entities of us or Other Blackstone Accounts are not expected to generate profit for us or Other Blackstone Accounts by whom they are owned. Accordingly, our unitholders should have no expectation that such captive Portfolio Entities owned in whole or in part by us will generate any positive returns and such captive Portfolio Entities could instead result in a loss to us. The discussion regarding the determination of market rates under “—Blackstone-Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the Portfolio Entity service providers, if charged at rates generally consistent with those available in the market. Costs and expenses for goods and services provided by service providers and vendors owned and/or controlled by us or Other Blackstone Accounts are passed through on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis (even if third-party customers or clients are charged on a different basis), which break-even point may occur over a period of time, including in certain circumstances over an extended period of time following engagement by us or such Other Blackstone Account, such that such service provider or vendor may realize a profit in a given year which could be applied towards the costs in subsequent periods. In certain circumstances, we will bear the start-up,
wind-down and liquidation costs and expenses related to Portfolio Entity service providers owned by us or will be allocated all or a portion of such costs and expenses related to Portfolio Entity service providers used by us and owned by Other Blackstone Accounts. Costs and expenses associated with goods and services provided by the service providers and vendors owned by Other Blackstone

Accounts (including for the avoidance of doubt, all overhead associated with such service providers and vendors owned by Other Blackstone Accounts) are allocated to us and/or our Portfolio Entities. Such costs and expenses will not reduce Management Fees payable by the unitholders and are expected to include any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixtures (including, without limitation, rent, refurbishment costs and office space in Luxembourg) and equipment; insurance premiums; technology expenditures (including hardware and software costs and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; due diligence expenses;
one-time
costs, including costs related to
building-out,
expanding and winding-down a Portfolio Entity; costs that are of a limited duration or non-recurring
(such as
start-up
or technology
build-up
costs,
one-time
technology and systems implementation costs, employee recruiting and on-boarding,
ongoing training and severance payments, certain consulting fees and legal costs, and
IPO-readiness
and other infrastructure costs);
tax-related
costs and/or liabilities determined by Blackstone based on applicable marginal tax rates; and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore we could, to the fullest extent permitted by applicable law, pay more than its pro-rata
portion of fees for services. Similarly, certain Portfolio Entities can be expected to incur costs and expenses in connection with broken deals or transactions that are not consummated. In such circumstances, there will be Portfolio Entities that allocate such broken deal expenses to successful or signed transactions of ours or an Other Blackstone Account’s. As a result, Portfolio Entities will at times incur significant costs or expenses without recouping such expenses and there can be no assurances that any such broken deal expenses will in fact be recouped, which will impact us, directly or indirectly. The foregoing costs and expenses may thus result in increased expenses for successful or signed transactions of ours or an Other Blackstone Account’s, or lower returns from Portfolio Entities that are unable to recoup such expenses. In addition, the Sponsor generally relies on the management team of a Portfolio Entity with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a Portfolio Entity uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end
and as a result, such
year-end
true-up
is subject to fluctuation and increases such that for a given year, the year-end
cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore we could bear more fees, costs and expenses at year-end
than had been anticipated throughout the year. The allocation of costs and expenses (including for the avoidance of doubt all overhead) among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, on the basis of “cost” as described above, “time-allocation,” “per unit,” “revenue,” “spend,” “number of units,” “per square footage,” “fixed percentage,” gross asset value or purchase or sale price, and the particular methodology used to allocate such costs among the entities and assets to which services are provided is expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in us and our Portfolio Entities bearing less, more or the same amount of costs and expenses. In addition, a Portfolio Entity that passes through costs and expenses on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break even basis may, in certain circumstances, change its allocation methodology (including with respect to one and not all of its customers or clients, including us and our Portfolio Entities), for example, to another methodology for the allocation of costs and expenses (including for the avoidance of doubt all overhead) described herein or otherwise, to charging (a) a flat fee for a particular service or instance, (b) a rate as contractually agreed between the parties, or (c) fees based on current market rates, and any such changes may increase or reduce the amounts received by such Portfolio Entities for the same services, and unitholders will not receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located outside of the U.S., such service providers and vendors will charge us and our Portfolio Entities for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting and/or operational considerations. Further, we and our Portfolio Entities will compensate one or more of these service providers and vendors owned by us or Other Blackstone Accounts through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a Portfolio Entity or asset of ours or Other Blackstone Accounts’ will vary from the incentive-based compensation paid with respect to other Portfolio Entities and assets of ours and Other Blackstone Accounts’ and is expected to vary from those charged to third-party customers or clients of such service provider or vendor; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and Portfolio Entities or third parties relative to others, and the performance of certain assets and Portfolio Entities or third parties may provide incentives to retain management that also service other assets and Portfolio Entities. Blackstone is not required or expected to perform or obtain any benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit, revenue, purchase and sale price, capital spend or break-even basis, or in respect of incentive-based compensation, and the Management Fee will not be offset by such amounts. There can be no assurances that amounts charged by Portfolio Entity service providers that are not controlled by us or Other Blackstone Accounts will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. In addition, while it is expected that we or Other Blackstone Accounts will engage in long-term or recurring contracts with Portfolio Entity service providers, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time. In addition, neither the Sponsor nor Blackstone is required to perform or obtain benchmarking analysis of expenses with respect to non-recurring
contracts or services with Portfolio Entity service providers and will exclude non-recurring
costs from benchmarking analysis when such analysis is performed, and the determination of whether or not a contract or service is recurring or non-recurring
will be made in the applicable Portfolio Entity management team’s sole and subjective determination and can vary from Portfolio Entity to Portfolio Entity. If benchmarking is performed, the related benchmarking expenses will be borne by us, Other Blackstone Accounts and/or their respective Portfolio Entities and will not offset the Management Fee.
In certain circumstances, we and Other Blackstone Accounts will enter into fee arrangements with Portfolio Entity service providers (including instances where the fee is structured as a cost-plus fee, i.e., the cost of services plus a fixed percentage). Where Portfolio Entity service providers have entered into such fee arrangements, there may be situations where the Portfolio Entity service provider’s tax liabilities that are associated with the income received from us and/or Other Blackstone Accounts could be passed along to us such that we would ultimately be responsible for bearing such expenses. Accordingly, the Sponsor may have an incentive to structure its fee arrangements with Portfolio Entity service providers in such a manner where we or an Other Blackstone Account may bear all or a portion of such Portfolio Entity service providers tax liabilities. As further noted above, no fees charged by these service providers and vendors in the fee arrangement discussed in this paragraph will offset or reduce Management Fees.
A Portfolio Entity service provider will, in certain circumstances, subcontract certain of its responsibilities to other Portfolio Entities of ours and Other Blackstone Accounts’. In such circumstances, the relevant subcontractor could invoice the Portfolio Entity for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The Portfolio Entity, if charging on a cost reimbursement, no-profit,
revenue, purchase and sale price, capital spend or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Blackstone Accounts, their Portfolio Entities and Blackstone can be expected to engage our Portfolio Entities to provide services, and these Portfolio Entities will generally charge for services in the same manner described above, but we and our Portfolio Entities generally will not be reimbursed for any costs (such as start-up
costs or technology
build-up
costs) relating to such Portfolio Entities incurred prior to such engagement.

We, Other Blackstone Accounts and their respective Portfolio Entities are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party Joint Venture Partner may negotiate to not pay its pro-rata
share of fees, costs and expenses to be allocated as described above, in which case we, Other Blackstone Accounts and our Portfolio Entities that also use the services of the Portfolio Entity service provider will, directly or indirectly, pay the difference, or the Portfolio Entity service provider will bear a loss equal to the difference. Moreover, in certain circumstances, the Joint Venture Partner may be allocated fees, costs and expenses pursuant to a different methodology than a Portfolio Entity’s standard allocation methodology, which could result in us or our Portfolio Entities being allocated more fees, costs and expenses than they would otherwise be allocated solely pursuant to such standard allocation methodology.
In addition, in the event of the disposition of an Investment or Portfolio Entity (whether by way of transfer to us, an Other Blackstone Account, a Portfolio Entity of the foregoing or Blackstone, as described herein, or by way of a sale to a third party), such Portfolio Entity may continue to provide some or all of the services described herein to us, Other Blackstone Accounts, Portfolio Entities of the foregoing, Joint Venture Partners or Blackstone, as applicable, even for a substantial period of time following such disposition. As such, Blackstone or our Portfolio Entity may begin to earn fees or continue to earn fees from such investment for providing services to such investment, which will not offset or reduce the Management Fee or be shared with the unitholders in any way, and such fees may be the same or different compared to those charged to us or our Portfolio Entity for the same or similar services as described above.
Portfolio Entity service providers described in this section are generally owned and/or controlled by one or more Blackstone vehicles, such as us and Other Blackstone Accounts. In certain instances a similar company could be owned and controlled by Blackstone directly. Blackstone could cause a transfer of ownership of one or more of these service providers (or the employees, leases, contracts, office assets or a business unit of one service provider to another service provider) from us to an Other Blackstone Account, or from an Other Blackstone Account to us. The transfer of a Portfolio Entity service provider (or employees, leases, contracts, business units or office assets of such service provider) between us and/or an Other Blackstone Account (where we may be, directly or indirectly, a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from any Board of Directors, an independent client representative or the unitholders. The Sponsor may, but is not required to, obtain a third-party valuation confirming the same, and if it does, the Sponsor can be expected to rely on such valuation. Our Portfolio Entities and Other Blackstone Accounts are not considered “affiliates” of Blackstone, the Sponsor or us under the BXINFRA U.S. Partnership Agreement and therefore are not covered by affiliate transaction restrictions included in the BXINFRA U.S. Partnership Agreement, such as the requirement to obtain consent from the Board of Directors in certain circumstances.
In addition, there may be instances where current and former employees of Other Blackstone Accounts’ Portfolio Entities are seconded to or temporarily hired by our Portfolio Entities or, at times, our Investments directly. Such secondments or temporary hiring of current and former employees of Other Blackstone Accounts’ Portfolio Entities by our Portfolio Entities (or its Investments) may result in a potential conflict of interest between our Portfolio Entities and those of such Other Blackstone Accounts. The costs of such employees are expected to be borne by us or its relevant Portfolio Entities, as applicable, and the fees paid by us or such Portfolio Entities to, other Portfolio Entity service providers or vendors do not offset or reduce the Management Fee.
The conflicts described in this report related to Portfolio Entity service providers will not necessarily be resolved in favor of us, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. In addition, the Sponsor will not be required to seek any consent from the unitholders, an independent client representative or the Board of Directors with respect to any transfer of Portfolio Entity service providers among us and Other Blackstone Accounts and any arrangements or transactions related thereto, including any procedures or actions taken in connection with the resolution thereof, and our (and, if applicable, the unitholder’s) participation therein.

Service Providers, Vendors and Other Counterparties Generally.
Certain third-party advisors, service providers, counterparties and vendors or their affiliates to us and our Portfolio Entities and Third-Party Fund Managers in which we invest (including accountants, administrators, paying agents, depositaries, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms), or their affiliates, are owned by Blackstone, us or Other Blackstone Accounts or provide goods or services to, or have other business, personal, financial or other relationships with, Blackstone, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, and affiliates and personnel of the foregoing. Such advisors and service providers referred to above may be our unitholders or investors in Other Blackstone Accounts, affiliates of the Sponsor, sources of financing and investment opportunities or co-investors
or commercial counterparties or entities in which Blackstone, we and/or Other Blackstone Accounts have an investment, and payments by us and/or such entities may indirectly benefit Blackstone, us, the Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities or any affiliates or personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to us and our Portfolio Entities could have other commercial or personal relationships with Blackstone, Other Blackstone Accounts (including co-investment
vehicles, where applicable) and our/their respective Portfolio Entities, or any affiliates, personnel or family members of personnel of the foregoing. Although Blackstone selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Blackstone), the relationship of service providers and vendors to Blackstone as described above will, in certain circumstances, influence Blackstone in deciding whether to select, recommend or form such an advisor or service provider to perform services for us or a Portfolio Entity, the cost of which will generally be borne directly or indirectly by us, and can be expected to incentivize Blackstone to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; Blackstone can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Blackstone will from time to time encourage third-party service providers to us and our Portfolio Entities to use other Blackstone-affiliated service providers and vendors in connection with our, our Portfolio Entities’ and unaffiliated entities’ business, and Blackstone has an incentive to use third-party service providers who do so as a result of the indirect benefit to Blackstone and additional business for the related service providers and vendors. Fees paid by us or our Portfolio Entities to or value created in these service providers and vendors do not offset or reduce Fund Fees payable by the unitholders and are not otherwise shared with us. In the case of brokers, Blackstone has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
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
Conflicts of interest exist in the allocation of the costs and benefits of arrangements with service providers for the provision of goods or services to Blackstone, the Sponsor, us, Other Blackstone Accounts and/or ours/their respective Portfolio Entities. The Sponsor manages such conflicts and makes allocation judgments with respect to such costs and benefits in its fair and reasonable discretion, notwithstanding its interest in the outcome. The Sponsor’s allocation decisions with respect to service providers at times are informed by input from the relevant service provider (including but not limited to where the service provider provides recommended allocation percentages across the relevant parties or provides market practice insight with respect to allocation percentages), and it is possible that the relevant service provider could, due to a conflict, recommend expense allocations that are more favorable to Blackstone and the Sponsor than us or Portfolio Entities. See also “—Insurance” herein.
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
Blackstone-Affiliated Service Providers
.
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
Blackstone-affiliated service providers and vendors, include, without limitation:

•
Blackstone Capital Markets. Blackstone Capital Markets is a Blackstone affiliate that Blackstone, we and our Portfolio Entities, Other Blackstone Accounts and their portfolio entities and third-parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.

•
BX Fund Services Luxembourg. BX Fund Services Luxembourg, f/k/a BCP/BTP Management (“BX Fund Services Luxembourg”) is a Luxembourg-based company established in 2012 to centralize various resources supporting the maintenance and day-to-day
management and administration of certain holding companies controlled by certain of the Other Blackstone Accounts. BX Fund Services Luxembourg is entirely owned by certain Other Blackstone Accounts. In certain cases, the funds which use BX Fund Services Luxembourg’s services may contribute capital to fund the costs of BX Fund Services Luxembourg. Key service functions and/or assistance (as applicable) provided by BX Fund Services Luxembourg include domiciliation, accounting, regulatory and tax reporting and compliance. BX Fund Services Luxembourg also, from time to time, supports Blackstone Europe Fund Management S.à r.l. (“BEFM”), a Blackstone affiliate and a Luxembourg private limited liability company incorporated under the laws of the Grand Duchy of Luxembourg, which acts as the alternative investment fund manager of the Luxembourg-based funds (the “Lux Funds”). It is expected that BEFM will, from time to time, engage BX Fund Services Luxembourg (in accordance with and subject to applicable laws and regulations (including the AIFM Rules)) to provide support with several of the services and/or assistance (as applicable) performed for the Lux Funds and/or their portfolio companies, including services performed in-house
by BEFM and its personnel. All costs associated with BX Fund Services Luxembourg’s services, assistance and operations (including any BX Fund Services Luxembourg employee compensation and other general overhead) for our benefit or the benefit of Other Blackstone Accounts will be ultimately borne by us and Other Blackstone Accounts that own or use BX Fund Services Luxembourg. These shared costs are intended to be allocated and charged on a cost sharing basis to the individual fund related entities utilizing the services of BX Fund Services Luxembourg based on the type and level of services provided and could include a mark-up
(the “BXFS Lux Mark Up”), though BX Fund Services Luxembourg is generally intended to operate on a nominal profit basis. The Sponsor endeavors to allocate fees and expenses associated with BX Fund Services Luxembourg fairly and equitably, which allocation involves certain methodologies based on actual data pertaining to the services provided. The Sponsor believes that these methodologies result in a fair and equitable allocation of expenses. To the extent ownership of

BX Fund Services Luxembourg is transferred between us and Other Blackstone Accounts, such transfer will generally be consummated for minimal or no consideration, and without obtaining any consent from the Board of Directors and/or the unitholders (or any investor representative or advisory committees, as applicable) of us (or the independent client representative (if any)). It is also expected that BX Fund Services Luxembourg will provide staff augmentation services to BEFM and wholly allocate certain personnel to BEFM for the purpose of assisting with its duties to the extent permitted by Luxembourg law; it being noted for the avoidance of doubt that such augmented staff will exclusively render services to BEFM during the period in which such services are performed and will generally perform its duties onsite at BEFM’s premises at all times. BX Fund Services Luxembourg will bill BEFM for any augmented employee allocated to BEFM in an amount equal to a pro-rata portion of the aggregate cost of such augmented staff for the relevant period of time, including compensation and general overhead (based on time spent working on behalf of BEFM) plus the BXFS Lux Mark Up. BEFM will bear the cost of such expenses and will not charge any BEFM or Blackstone funds or limited partners in connection with services, except to the extent that if such services had been provided by BEFM directly rather than by BX Fund Services Luxembourg, such services could be charged to us as permitted by the BXINFRA U.S. Partnership Agreement and as disclosed herein, in which case we (and indirectly our unitholders) will bear such expenses.
•
Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.

•
Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. For reasons including the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the Portfolio Entities could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with such services provided to investments will not offset the Management Fee payable by unitholders.

•
LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (a) acts as a title agent in facilitating and issuing title insurance, (b) provides title support services for title insurance underwriters, (c) in certain circumstances, provides courtesy title settlement services, and (d) acts as escrow agent in connection with certain investments by us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties, and third parties, including, in certain cases, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone generally will periodically benchmark the relevant costs to the extent that market data is available, except when such data is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents. Such benchmarking, where conducted, will assess whether LNLS rates are within a range that Blackstone has determined is reflective of title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range. There will be no related management fee offset for us. As a result, while Blackstone believes that LNLS will provide services equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.

•
73 Strings. 73 Strings is an integrated platform that provides data extraction for analysis in portfolio monitoring and valuation purposes. Blackstone holds a minority investment in 73 Strings. Blackstone, we and Other Blackstone Accounts will engage 73 Strings to collect data from portfolio entities and store critical valuation inputs. The fees, compensation and other amounts received by 73 Strings in connection with such services provided to us will not offset the management fee payable by unitholders and will not otherwise be shared with unitholders.

•
Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space, including for investments by us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without limitation, origination or sourcing of investment opportunities, diligence, negotiation, analysis, servicing, development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, the Sponsor may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. With respect to us and/or certain Other Blackstone Accounts, the fees, compensation and other amounts received by Valkyrie in connection with such services provided to Investments will not offset the Management Fee payable by the unitholders to the extent provided in the BXINFRA U.S. Partnership Agreement. As such, the Sponsor will have an incentive to engage Valkyrie because the fees, costs and expenses of such services will be borne by us as partnership expenses (with no reduction or offset to Management Fees with respect to us and/or certain Other Blackstone Accounts) and will reduce the Sponsor’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at the same or lower cost than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.

Some of the services performed by Blackstone-affiliated service providers could also be performed by Blackstone from time to time and vice versa. Fees paid by us or our Portfolio Entities to or value created in Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Services) or vendors do not offset or reduce the Management Fee payable by our unitholders and are not otherwise shared with us, unless otherwise required by the BXINFRA U.S. Partnership Agreement.
In addition, Blackstone acquired a 9.9% interest in AIG L&R, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of AIG L&R to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone does not control AIG L&R (and AIG L&R is not an “Affiliate” of Blackstone under the BXINFRA U.S. Partnership Agreement), the aforementioned investment in AIG L&R and asset management arrangements may incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) us and/or our Portfolio Entities to engage AIG L&R or its affiliates (including American International Group Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
We and/or Portfolio Entities are currently engaged and can be expected to engage in the future with relevant businesses owned by Blackstone and/or Other Blackstone Accounts that will provide energy procurement, advisory, consulting and/or other services related to sustainability activities (including without limitation those related to establishment, implementation, assessment, attestation, monitoring and measurement of sustainability-related programs, processes, initiatives and improvements) (such businesses, collectively, “BX Energy Services”). We may make use of BX Energy Services in order to support our aim of maximizing risk-adjusted returns on Investments. In particular, BX Energy Services are expected to provide (a) energy advisory services, including energy procurement strategy and contract support; (b) energy brokering, procurement and power marketing, including purchases of energy on behalf of Portfolio Entities through a retail energy marketer or as a broker; (c) renewable or other low-carbon
energy procurement, including purchases of renewable energy and/or investment in renewable energy projects; (d) bill management, including bill pay support, which may include paying of bills, checking for billing errors and tariff negotiation and (e) data and emissions inventories, including managing energy data and calculating emissions from energy purchases.
Blackstone, the Sponsor and Other Blackstone Accounts could benefit from these transactions and activities through current income and creation of enterprise value in BX Energy Services’ businesses. Furthermore, Blackstone, the Sponsor, the Other Blackstone Accounts and their Portfolio Entities and their affiliates and related parties will use the services of BX Energy Services, including at different rates as further described below. Although the Sponsor believes the services provided by BX Energy Services are equal to or better than those of third parties, Blackstone directly benefits from the engagement of BX Energy Services, and there is therefore an inherent conflict of interest. In addition, there can be no assurances that the engagement of BX Energy Services by us and/or our Portfolio Entities will positively impact our or our Portfolio Entities’ financial or sustainability-related performance.
We could acquire from or sell to Blackstone a service provider as an Investment or participate alongside Blackstone in the acquisition of a service provider. Blackstone is expected to establish a valuation methodology in relation to any such sale or acquisition by us of a service provider. In addition, before entering into any transaction with respect to any such service provider, it is anticipated that Blackstone will obtain any consents that may be required under the Advisers Act or other applicable laws or regulations.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of Investments, sales or other transaction volume, which fees and compensation are expected to be substantial in some cases. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
To the extent we or Other Blackstone Accounts engage in a long-term or recurring contract with a Blackstone-affiliated service provider, the Sponsor may not seek to benchmark or otherwise renegotiate the original fee arrangement for a significant period of time.
The Sponsor will generally, except in those instances where a market comparable cannot be determined, make determinations of certain market rates (i.e., rates that fall within a range that the Sponsor has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and, in certain circumstances, is expected to be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the Sponsor’s experience with non-affiliated
service providers as well as benchmarking data and other methodologies determined by the Sponsor to be appropriate under the circumstances. In respect of benchmarking, the Sponsor undertakes no minimum amount of benchmarking and to the extent the Sponsor does engage in benchmarking, it cannot be assured that such benchmarking will be accurate, comparable, or relate specifically to the assets or services to which such rates or terms relate. Whether or not the Sponsor has a relationship with, or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost. While Blackstone often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset
basis. As a result,

benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by us (such as size or location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Blackstone-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to us from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us, Other Blackstone Accounts and their respective Portfolio Entities and will not offset the Management Fees. Finally, in certain circumstances the Sponsor can be expected to determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated U.S. states) or because in Blackstone’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone has access to adequate market data (including from third-party clients of the Blackstone-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Blackstone-affiliated service provider or a Portfolio Entity service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to us, Other Blackstone Accounts and their respective Portfolio Entities, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Blackstone-affiliated service providers could also be performed by the Sponsor from time to time and vice versa. Fees paid by us or its Portfolio Entities to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Services) do not offset or reduce the Management Fee payable by the unitholders and are not otherwise shared by us. These conflicts related to Blackstone-affiliated service providers (including, for the avoidance of doubt, BX Energy Services) will not necessarily be resolved in favor of us, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
In addition, Blackstone’s Treasury group currently provides foreign currency exchange (“FX”) services to us and Other Blackstone Accounts for FX trades under a certain threshold. Based on its current practices (which are subject to change in the future), at the request of us or an Other Blackstone Account, the Blackstone Treasury group will exchange foreign currencies from Blackstone’s own account on behalf of us or such Other Blackstone Account based on the end of day mid-market
rate published by Bloomberg on the immediately preceding business day, and does not currently charge any fees for providing such service (apart from the same market-rate bank/wire fees us or such Other Blackstone Account would incur on any FX payment or receipt regardless of counterparty).
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
Trademark License for
Blackstone
Name.
We have entered into a trademark license agreement (a “Trademark License Agreement”), with Blackstone TM L.L.C. (the “Licensor”), an affiliate of Blackstone, pursuant to which it has granted us a fully paid-up,
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
Restrictive Covenants; Restrictions on our
Activities
.
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

Transactions with Clients of
Blackstone
Credit
 & Insurance.
Blackstone Credit & Insurance (“BXCI”) is the business segment of the credit and insurance asset management business unit of Blackstone that provides investment advisory services to insurers, including, among others, (a) Fidelity & Guaranty Life Insurance Company and certain of its affiliates, (b) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (c) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (d) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which BXCI provides services are, or may be in the future, owned, directly or indirectly, by Blackstone or Other Blackstone Accounts, in whole or in part.
Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BXCI advises or sub-advises,
including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BXCI Clients”). BXCI Clients have invested and are expected to continue investing in Other Blackstone Accounts and/or us. For greater certainty, any references herein or in the BXINFRA U.S. Partnership Agreement to Blackstone Credit or Blackstone Credit or Insurance Funds do not include BXCI or BXCI Clients. Certain BXCI Clients have investment objectives that overlap with those of our or our Portfolio Entities and such BXCI Clients may invest alongside (or in lieu of) us or such Portfolio Entities in certain investments, which will reduce the investment opportunities otherwise available to us or such Portfolio Entities. BXCI Clients will also engage in a variety of activities, including participating in transactions related to us and/or our Portfolio Entities (e.g., as originators, co-originators,
counterparties or otherwise). Other transactions in which BXCI Clients will participate include, without limitation, investments in debt or other securities issued by Portfolio Entities or other forms of financing to Portfolio Entities (including special purpose vehicles established by us or such Portfolio Entities). When investing alongside us or our Portfolio Entities or in other transactions related to us or our Portfolio Entities, BXCI Clients may not invest or divest at the same time or on the same terms as us or the applicable Portfolio Entities. BXCI Clients will also from time to time acquire investments and Portfolio Entities directly or indirectly from us. In circumstances where the General Partner determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone or the General Partner implements, the General Partner is not required and does not intend to seek approval of the Independent Directors or the unitholders. In addition, transactions between us and BXCI Clients will generally not require any approval of the Independent Directors or unitholders. In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BXCI Clients), Blackstone reserves the right, in its discretion, to involve independent members of the board of a Portfolio Entity or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the BXCI Clients or otherwise cause the BXCI Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the General Partner reserves the right to limit the percentage interest of the BXCI Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BXCI will also from time to time require the applicable BXCI Clients participating in a transaction to consent thereto (including in circumstances where the General Partner does not seek the consent of the Independent Directors or the unitholders). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (
e.g.
, where a BXCI Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BXCI Client (or any Other Blackstone Account participating via a similar arrangement) will not be an “Affiliate” or a “Blackstone Credit Fund” under the BXINFRA U.S. Partnership Agreement nor subject to consent of the Independent Directors, in which case any limitations or obligations pursuant to the BXINFRA U.S. Partnership Agreement with respect to transactions with Affiliates will not apply.

Transactions with Portfolio Entities.
Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts operate in multiple industries and provide products and services to or otherwise contract with us and our Portfolio Entities, among others. In connection with any such investment, Blackstone and Other Blackstone Accounts and their respective Portfolio Entities and personnel and related parties of the foregoing can be expected to make referrals or introductions to us and our or Other Blackstone Accounts’ Portfolio Entities in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, or participation in revenue share and/or Investments, accruing to the party making the introduction. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among Blackstone and Portfolio Entities of ours and of Other Blackstone Accounts which may result in a termination fee or similar payments being due and payable from one such entity to another. In the alternative, Blackstone may form a joint venture (or other business relationship) with such a Portfolio Entity to implement such arrangements, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to any related “know-your-client” requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services (including AI Technologies), insurance procurement, placement, brokerage and consulting services, and other services) to such Portfolio Entities that are referred to the joint venture or business by Blackstone. Such referrals can be expected to be made by Blackstone in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by us or Other Blackstone Accounts) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as tax credits, cash payments, additional equity ownership, or participation in revenue share and/or milestones benefitting the referring or introducing party that are tied or related to participation by our and/or Other Blackstone Accounts’ Portfolio Entities, accruing to the party making the introduction. Such joint venture or business could use data obtained from such Portfolio Entities. See “—Data” and “—Data Services” herein. We and the unitholders typically will not share in any fees, economics, equity or other benefits accruing to Blackstone, Other Blackstone Accounts and their Portfolio Entities as a result of the introduction of us and our Portfolio Entities. There may, however, be instances in which the applicable arrangements provide that we or our Portfolio Entities share in some or all of any resulting financial incentives (including, in some cases, tax credits, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of Blackstone. Conversely, where we or one of our Portfolio Entities is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, tax credits, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Blackstone Accounts or their respective Portfolio Entities.
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

Related Party Leasing.
We and our Portfolio Entities will, in certain circumstances, lease or permit temporary use of property by way of lease or license to or from Blackstone, Other Blackstone Accounts and their Portfolio Entities and affiliates and other related parties. The leases or licenses are generally expected to, but may not always, be at market rates. Further, Blackstone is generally expected to, but may not always, confirm market rates by reference to other leases or licenses it is aware of in the market (including those in the same building), which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. For example, we could be expected to have consent rights over or be asked to approve leases or licenses, sales or evictions related to Other Blackstone Accounts, their Portfolio Entities and affiliates and other related parties. There can be no assurance that we and our Portfolio Entities will lease to or from any such related parties on terms as favorable to us and our Portfolio Entities as would apply if the counterparties were unrelated.
Asset Pooling.
We may pool certain or all Investments with one or more Other Blackstone Accounts (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, or seeking a full or partial exit from one or more Investments including through securitization. In such circumstances an Asset Pool may be managed or controlled by the Sponsor or any of its affiliates (or Other Blackstone Accounts) and securities or other interests in the Asset Pool will be owned by us and Other Blackstone Accounts. Subject to the terms of the BXINFRA U.S. Partnership Agreement, the consummation of any such transaction may not require the consent of the Board of Directors and may involve the exercise of the Sponsor’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, the Sponsor will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets for any purposes, to determine our and the Other Blackstone Accounts’ proportionate interest in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require the Sponsor and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to unitholders or us, each of which may have a material impact on unitholders’ returns in respect of such investments or us more generally. In making these determinations the Sponsor and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert, however even if such advice were sought, valuing such assets and interests and, therefore, the value of our interest in, or proceeds received from, any Asset Pool, will be subjective. We will generally be exposed to the performance of all assets in an Asset Pool and those investments contributed to the Asset Pool by the Other Blackstone Accounts may not perform as well as those investments contributed by us. Accordingly, our returns in respect of investments contributed by us may be lower than if the investments had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds shall not be considered distributions received by, or contributions made by, us or the unitholders for any purposes (including, for example, that such proceeds will not be subject to the investment limitations applicable to our Investments, will not be subject to the Performance Participation Allocation, the hurdle amount or the high water mark and will not be subject to any requirements described herein and/or in our organizational documents with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to us or the unitholders.
Cross-Guarantees and Cross-Collateralization.
In certain circumstances, we and our Portfolio Entities can be expected to enter into cross-collateralization or any cross-guarantee or similar arrangements (including with respect to Asset Pools) with Other Blackstone Accounts (including co-investment
vehicles) and our/their Portfolio Entities, particularly in circumstances in which better financing terms are available through such arrangements, and often in circumstances where the assets of each Portfolio Entity are similar in nature. It is often better (or commercially required) for a counterparty to view the various entities as one single “Blackstone” party and therefore appropriate for these obligations to be addressed among Other Blackstone Accounts by way of a back-to-back
or reimbursement type agreement. Also, it is expected that cross-collateralization will generally occur at Portfolio Entities rather than us for obligations that are non-recourse
to us except in limited circumstances such as “bad boy” events. While cross-collateralization of Investments may enable us to obtain more favorable terms in respect of certain indebtedness across certain Investments (for example, such as where Investments of different but overlapping classes are located in the same region) on a modest scale, any cross-collateralization arrangements with Other Blackstone Accounts could result in us losing our interests in otherwise performing Investments or other assets due to poorly performing or non-performing
investments of Other Blackstone Accounts in the collateral pool or such persons otherwise defaulting on their obligations under the terms of such arrangements (and for the avoidance of doubt, our obligations under such cross-collateralization arrangements are expected to apply to investments in which we have not participated). We can, in certain circumstances, be exposed to risks associated with borrowings or other indebtedness of Other Blackstone Accounts when such other entities are not in turn exposed to risks associated with our borrowing for a similar purpose if, for example, such other entities or the partners thereof are excused from cross-collateralizing certain partnership expenses, management fees or other obligations of ours and of Other Blackstone Accounts. Cross-collateralization, cross-guarantee and similar arrangements we and/or our Portfolio Entities enter into with Other Blackstone Accounts and/or their Portfolio Entities are permitted to involve cases where such Other Blackstone Account hold either a different interest in the applicable Investment than the interest held by us or otherwise hold their interest in the applicable Investment on different terms than the terms on which we hold our interest in such Investment. Such situations would be expected to result in conflicts of interest between us and such Other Blackstone Accounts. Blackstone would seek to mitigate such conflicts of interest through back-to-back
agreements between the relevant parties to such cross-collateralization such that each party bear their proportional share of any applicable liability. Through cross-collateralization, cross-guarantees or similar arrangements, we may nevertheless be indirectly exposed to risks associated with leverage on fees, expenses and/or other obligations of ours. See also “—Liability Arising From Transactions Entered into Alongside Blackstone and/or Other Blackstone Accounts” herein.
Similarly, a lender could require that it face only one Portfolio Entity of ours and of Other Blackstone Accounts, even though multiple Portfolio Entities of ours and of Other Blackstone Accounts benefit from the lending, which will typically result in (a) the Portfolio Entity facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other Portfolio Entities, and (b) Portfolio Entities of ours and of Other Blackstone Accounts being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for re-financings
may be smaller)). The Portfolio Entities of ours and of Other Blackstone Accounts benefiting from a financing can be expected to enter into a back-to-back
or other similar reimbursement agreements whereby each agrees that no Portfolio Entity shall bear more than its pro-rata
portion of the debt and related obligations. It is not expected that the Portfolio Entities would be compensated (or provide compensation to other Portfolio Entities) for being primarily liable, or jointly liable, for other Portfolio Entities pro-rata
share of any financing.
Group Procurement; Discounts.
We and our Portfolio Entities will enter into agreements, transactions or arrangements regarding group procurement (including, but not limited to, with CoreTrust, a group purchasing organization described more fully above), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof), and such agreements, transactions or arrangements will from time to time be discounted due to scale or pooled across Portfolio Entities, including through sharing of deductibles and other forms of shared risk retention from a third party or a Blackstone affiliate, and other operational, administrative or management related initiatives. Blackstone will allocate the cost of these various services and products purchased on a group basis among us, Other Blackstone Accounts and our/their Portfolio Entities. Some of these arrangements result in commissions, discounts, rebates, revenue shares or similar payments to or benefits received (including from the vendor) by Blackstone, its personnel, or Other Blackstone Accounts and their Portfolio Entities, including as a result of transactions entered into by us and our Portfolio Entities, and such commissions or payment will not be subject to Fund Fee offset provisions. Blackstone can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a Portfolio Entity of an Other Blackstone Account is providing such a service, such Portfolio Entity and such Other Blackstone Account will benefit. Further, the benefits received by the particular Portfolio Entity providing the service will, in certain circumstances, be greater than those received by us and our Portfolio Entities receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and unitholders rely on the Sponsor to handle them in its sole discretion.

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
Valuation Matters.
The fair value of all Investments will ultimately be determined by the Sponsor in accordance with our organizational documents and the Valuation Policy. It will, in certain circumstances, be the case that the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation may not reflect the price at which the Investment is ultimately sold in the market, and the difference between the NAV of an Investment for the purposes of the calculation of the Performance Participation Allocation and the ultimate sale price could be material. The valuation methodologies used to value any Investment will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuation methodologies may permit reliance on a prior period valuation of particular Investments. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Sponsor’s control. There will be no retroactive adjustment in the valuation of any Investment, the offering price at which Units were purchased or sold by unitholders or redeemed by us, as applicable, or Fund Fees to the extent any valuation proves to not accurately reflect the realizable value of an asset of ours. The valuation of Investments will affect the amount and timing of the Performance Participation Allocation and the amount of the Management Fee and payable to the Investment Manager. The valuation of investments of Other Blackstone Accounts will, in certain circumstances, affect the decision of potential unitholders to subscribe for Units. Similarly, the valuation of our Investments will, in certain circumstances, affect the ability of Blackstone to form and attract capital to Other Blackstone Accounts. As a result, there may be circumstances in which the Sponsor is incentivized to defer realization of Investments, make more speculative Investments, seek to deploy capital in Investments at an accelerated pace, hold Investments longer and/or the Sponsor is incentivized to determine valuations that are higher than the actual fair value of Investments, which generally remains in the sole discretion of Blackstone. In particular, given that the amount of Fund Fees will be dependent on the valuation of non-marketable
securities, which will be determined by the Sponsor, the Sponsor could be incentivized to value the securities higher than if Fund Fees were not based on the valuation of such securities. The foregoing conflicts arising from valuation matters will not necessarily be resolved in our favor, and unitholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts (except as provided above).
Diverse Unitholder Group.
Unitholders have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by Blackstone that participate in the same Investments as us, and unitholder personnel may have incentives or conflicts with respect to their investments in us or Other Blackstone Accounts, including matters Blackstone is not aware of, such as interests in Blackstone Inc. The conflicting interests of unitholders and investors in other investment vehicles would generally relate to or arise from, among other things, the nature, structuring, financing, tax profile and timing of disposition of Investments. The Sponsor will, in certain circumstances, as a result have conflicts in making these decisions, which can be expected to be more beneficial for one or more (but not all) unitholders than for other unitholders. In addition, we can be expected to make Investments that will, in certain circumstances, have a negative impact on related investments made by the unitholders in separate transactions. In selecting and structuring Investments appropriate for us, the Sponsor will consider the investment and our and our unitholders’ tax objectives as a whole (and those of investors in Other Blackstone Accounts that participate in the same Investments as us), and not the investment, tax or other objectives of any unitholder individually. Further, certain unitholders can be expected to also be investors in Other Blackstone Accounts, including supplemental capital vehicles and co-investment
vehicles that may invest alongside us in one or more Investments, which could create conflicts for the Sponsor in the treatment of different unitholders and will in certain circumstances allow such unitholders to receive information regarding our Portfolio Entities and Investments that is not otherwise delivered to all unitholders at the same time, if at all.
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
Affiliated Unitholders.
Certain unitholders, including current and/or former senior advisors, officers, directors, personnel and/or other key advisors/relationships (including operating partners, executives, founders and entrepreneurs and personnel of Blackstone, Portfolio Entities of ours and of Other Blackstone Accounts, personnel of PJT and charitable programs, endowment funds and related entities established by or associated with any of the foregoing (including any trusts, family members, family investment vehicles, estate planning vehicles, descendant trusts and other related persons or entities), and other persons related to Blackstone), may receive preferential terms in connection with their investment in or alongside us. For the avoidance of doubt, in the case of an affiliated unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. Specific examples of such preferential terms received by certain affiliated unitholders may include, among others, waiver of the Management Fee and/or the Performance Participation Allocation. For the avoidance of doubt, in the case of an affiliated unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors are generally subject to carried interest and/or management fees in connection with their investment in such Other Blackstone Account. In addition, by virtue of their affiliation with the Sponsor, affiliated unitholders will have more information about us and Investments than other unitholders and will have access to information (including, but not limited to, valuation reports) in advance of communication to other unitholders. As a result, such affiliated unitholders will be able to take actions on the basis of such information which, in the absence of such information, other unitholders do not take. Finally, to the extent affiliated unitholders submit redemption requests in respect of their Units, conflicts of interest will arise and the Sponsor’s affiliation with such unitholders could influence the Sponsor’s determination to exercise its discretion whether to satisfy, reject or limit any such requested redemption. Additionally, in the case of a unitholder that is an Other Blackstone Account with its own underlying investors, such underlying investors may have received preferential or different terms in connection with their investment in such Other Blackstone Account (including, but not limited to, liquidity rights) as compared to the other unitholders. See also “—Lack of Liquidity” herein. While we and/or such affiliated unitholders will seek to adopt policies and procedures to address such conflicts of interest, there can be no assurance that the conflicts of interest described above will be resolved in favor of us or other unitholders.
Unitholders’ Outside Activities.
A unitholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to us, including business interests and activities in direct competition with us and our Portfolio Entities, and may engage in transactions with, and provide services to, us or our Portfolio Entities (which will, in certain circumstances, include providing leverage or other financing to us or our Portfolio Entities as determined by the Sponsor in its sole discretion). None of us, any unitholder or any other person shall have any rights by virtue of the BXINFRA U.S. Partnership Agreement or any related agreements in any business ventures of any unitholder. The unitholder, and in certain cases the Sponsor, will have conflicting loyalties in these situations.

Insurance.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, Portfolio Entities, the Sponsor, Blackstone and our/their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties (and in certain circumstances, such person’s agents and representatives), against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Blackstone that cover one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone (including their respective directors, officers, employees, agents and representatives, and members of the Board of Directors and other indemnified parties). The Sponsor will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other Blackstone Accounts, the Sponsor and/or Blackstone on a fair and reasonable basis, in its sole discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable. For example, some property insurance could be allocated on a property-by-property
basis in accordance with the relative values of the respective properties that are insured by such policies.
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
Sustainability Framework Risk.
The Sponsor has established a firm-wide sustainability policy and related programs and procedures and certain fund-specific sustainability practices (collectively, the “Sustainability Program”), which outlines its approach to integrating sustainability in its business and investment activities. The Sponsor intends to apply the Sustainability Program, as applicable, across our investment portfolio, consistent with and subject to its fiduciary duties and applicable legal, regulatory or contractual requirements. Depending on the Investment, the impact of developments connected with sustainability factors could have a material effect on the return and risk profile of the Investment. Any reference herein to sustainability considerations is not intended to qualify our investment objective to seek to maximize risk-adjusted returns on investments. The Sponsor will endeavor to consider material sustainability factors where applicable in connection with our investment activities in order to protect and maximize investment performance; however, the Sustainability Program does not serve to modify our investment objectives. (As used in this instance, “material” sustainability factors are defined as those factors that the Sponsor determines have – or have the potential to have – a material impact on an Investment’s going-forward ability to create, preserve or erode economic value, including as related to environmental and social value, for that organization and its stakeholders. The word “material” as used herein should not necessarily be equated to or taken as a representation about the “materiality” of such sustainability factors under the U.S.

federal securities laws, the SFDR or any similar legal or regulatory regime globally.) The act of selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by the Sponsor or a third-party sustainability specialist (if any) will reflect the views, internal policies or preferred practices of any particular investor, other asset managers or market trends. Additionally, sustainability factors are only some of the many factors that the Sponsor may consider in making an Investment and, depending on the nature of the Investment, except to the extent required by law, sustainability factors will not be considered for certain Investments or assets. Although the Sponsor considers application of the Sustainability Program to be an opportunity to potentially enhance or protect the performance of Investments over the long-term, the Sponsor cannot guarantee that the application of its Sustainability Program, which depends in part on skills and qualitative judgments, will positively impact the performance of any individual Investment or the Fund as a whole. Similarly, to the extent the Sponsor or a third-party sustainability specialist engages with Portfolio Entities on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the Investment. Successful engagement efforts will depend on the Sponsor’s ability to properly identify and analyze material sustainability considerations and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.
The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. In evaluating a prospective Investment or providing reporting regarding such Investment, the Sponsor often depends upon (and will not independently verify) information and data provided by the Investment or Portfolio Entities or obtained via third-party reporting or advisors, which will, in certain circumstances, be incomplete or inaccurate and could cause the Sponsor to incorrectly identify, prioritize, assess or analyze the entity’s sustainability practices and/or related risks and opportunities. The Sponsor can be expected to decide in its discretion not to utilize certain information or data. While the Sponsor believes such sources to be reliable, it will neither update any such information or data nor undertake an independent review of any such information or data provided by third parties. Subject to any applicable legal or regulatory requirements, any sustainability reporting will be provided in Blackstone’s or the Sponsor’s sole discretion. To the extent that the Sponsor reports to investors on material sustainability issues, such reports will be based on the Sponsor’s or applicable Portfolio Entity management team’s sole and subjective determination of whether a material sustainability issue has occurred in respect of an Investment.
In addition, the Sustainability Program is expected to change over time. The Sponsor could determine, in its discretion, to revisit the implementation of certain of its sustainability initiatives (including due to cost, timing, or other considerations). It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Sponsor to adhere to all sustainability-related elements of our investment strategy, including with respect to sustainability risk and opportunity management, whether with respect to one or more individual Investments or to our portfolio generally. There is also growing regulatory and investor interest, particularly in the U.S., UK, and EU (which will be looked to as models in growth markets), in improving transparency around the role of sustainability in asset managers’ investment processes, in order to allow investors to scrutinize, validate and better understand sustainability claims.
The Sponsor can be expected to be subject to increasing scrutiny from regulators, elected officials, and investors with respect to sustainability matters. In recent years, certain investors, including public pension funds, have placed increasing importance on the impact of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of sustainability. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process is inconsistent with the fiduciary duty to maximize returns for investors. The Sponsor can expect to be subject to competing demands from different investors and other groups with divergent views on sustainability matters, including the role of sustainability in the investment process. Investors, including public pension funds, which represent a significant portion of our investor base, could decide to withdraw previously committed capital (where such withdrawal is permitted under the terms of the BXINFRA U.S. Partnership Agreement) or not commit capital to future fundraises based on their assessment of how Blackstone approaches and considers the sustainability cost of investments and whether the return-driven objectives of Blackstone’s funds align with their sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some investors and/or interested parties and adversely impact Blackstone’s reputation and business.
Regulatory initiatives that require private fund limited partners to make disclosures to their underlying investors regarding sustainability matters have become increasingly common, which will further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from Blackstone or the Sponsor. In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted sustainability policies that could restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that such asset managers could lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers are determined to be engaging in a boycott of certain industries.
“Anti-ESG”
sentiment has similarly gained momentum across the U.S., with proposed or enacted
“anti-ESG”
policies, legislation and related legal opinions questioning whether, for example, the incorporation of sustainability factors in the investment and portfolio management process is consistent with the fiduciary duty to maximize returns for investors. Additionally, asset managers have been subject to recent scrutiny related to sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, some special interest groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, with recent executive orders formalizing this sentiment. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, the Trump Administration signed a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”), which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities. Such anti-ESG
and
anti-DEI-related
policies, legislation, initiatives, legal opinions and scrutiny could result in the Sponsor facing additional compliance obligations or expose Blackstone and/or the Sponsor to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in us. We, Blackstone or the Sponsor could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future.
The SEC has brought enforcement actions against various investment advisers relating to inaccurate or misleading sustainability disclosures and related policies and procedures failures, and there could continue to be significant enforcement activity in this area. Such perception or accusation that the Sponsor has made inaccurate or misleading sustainability disclosures could damage the Sponsor’s reputation, result in litigation or regulatory actions, and adversely impact the Sponsor’s ability to raise capital and attract new investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial services firms can be expected to evolve and increase in complexity and make compliance more costly and time-consuming.
The Sponsor’s Sustainability Program is subject to evolving regulations and could in the future become subject to additional regulation, penalties and/or risks of regulatory scrutiny and enforcement. Compliance with new requirements will lead to increased management burdens and costs, which has the potential to adversely affect us. The Sponsor cannot guarantee that its current approach (including its Sustainability Program) or the Fund’s Investments will meet future regulatory requirements (or interpretations of existing requirements, some of which are unclear), reporting frameworks or best practices, increasing the risk of related enforcement activity. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Blackstone or the Sponsor, then the Sponsor will be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming for the Sponsor and for us. There is also a risk of regulatory mismatch between U.S., EU and UK and other initiatives (and potential initiatives in other jurisdictions) relating to sustainability.

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different frameworks and methodologies being implemented by other asset managers. The Sponsor’s Sustainability Program does not represent a universally recognized standard for assessing sustainability considerations and can be expected to not align with the approach used by other asset managers or preferred by prospective investors or with future market trends.
Additionally, Blackstone has established certain firmwide and business group-specific sustainability-related initiatives. Although the aim of these initiatives is to create strong returns for investors, the pursuit of these initiatives (which could include data collection, analysis and reporting, among other activities) will involve the dedication of time and resources. Further, except as required under applicable law, including but not limited to, the SFDR, any sustainability-related statements and these sustainability-related initiatives are aspirational and not guarantees or promises that all or any such initiatives will be achieved.
Progress Toward Sustainability Goals.
The Sponsor has established, and may in the future establish, certain sustainability goals. These goals are intended to maximize risk-adjusted returns. However, the pursuit of these goals could involve the dedication of time and resources that may otherwise be allocated to other investment management activities and there is a risk that the pursuit of these goals could in fact be detrimental to risk-adjusted returns. The sustainability performance of any individual investment cannot be guaranteed.
Other Conflicts.
In addition, other present and future activities of Blackstone (including the Sponsor and the Dealer Manager), us, Other Blackstone Accounts and our/their Portfolio Entities, affiliates and related parties will from time to time give rise to additional conflicts of interest relating to us and our investment activities. The Sponsor (in accordance with the terms of the BXINFRA U.S. Partnership Agreement) generally attempts to resolve conflicts in a fair and equitable manner, but conflicts will not necessarily be resolved in favor of our interests and there may be situations where we, as a passive investor investing alongside or in an Other Blackstone Account, may not have the ability to mitigate such conflicts. In addition, pursuant to the BXINFRA U.S. Partnership Agreement, the Board of Directors is responsible for overseeing our periodic reports under the Exchange Act, certain conflicts of interest related to the Sponsor in accordance with the provisions of the BXINFRA U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Unit Redemption Plan, and any material modification to (a) the Valuation Policy, (b) the Unit Redemption Plan and (c) the fair valuation of any Direct Investments that the General Partner has determined to value outside of the applicable range provided by our independent valuation advisor. The Board of Directors will also be authorized to give consent on our behalf with respect to certain matters, including those which may be required or advisable, as determined in the Sponsor’s sole discretion, under the Advisers Act or other applicable laws or regulations, which may be, but is not required to be, given by a majority of our Independent Directors. If the Board of Directors consents to a particular matter and the Sponsor acts in a manner consistent with, or pursuant to the standards and procedures approved by, the Board of Directors, or otherwise as provided in the BXINFRA U.S. Partnership Agreement, then the Sponsor and its affiliates will not have any liability to us or the unitholders for such actions taken in good faith by them. In addition, we may be “dragged along” in engaging in activities that involve conflicts of interest without the Sponsor’s approval.
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
Fund Expenses borne by us and unitholders also include, among other things, fees, costs and expenses for and/or relating to attorneys (including compensation and benefits costs specifically charged, allocated or attributed by the Sponsor or its affiliates to us or our Portfolio Entities with respect to in-house
attorneys to provide transactional legal advice, tax planning and/or other related services to us or our Portfolio Entities on matters related to potential or actual Investments and transactions; provided, that any such compensation costs shall not be greater than what would be paid to, or duplicative of services provided by (as determined by the General Partner in good faith), an unaffiliated third party for substantially similar advice and/or services), tax advisors, accountants, auditors, administrative agents, paying agents, advisors (including senior advisors), consultants, fund administrators, depositaries and custodians, investment bankers, prime brokers and other third-party service providers or professionals; valuation costs, expenses of offering Units (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with subscriptions and redemptions, and travel expenses relating to the ongoing offering of Units); expenses relating to ongoing administrative, governance and compliance services necessary for our and our Portfolio Entities’ operations (including, without limitation, (a) expenses relating to the preparation and filing of Form PF, Form ADV (with respect to the Investment Manager), Exchange Act reports, reports and notices to be filed with the CFTC, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which we engage in activities and any related regulations, or the laws and/or regulations of jurisdictions in which we engage in activities) and/or any other regulatory filings, notices or disclosures of the Investment Manager and/or its affiliates relating to us and our activities, and preparing materials and coordinating meetings of the Board, and (b) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for us or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to us; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services); brokerage commissions, hedging costs, prime brokerage fees, custodial expenses, clearing and settlement charges and other investment costs, fees and expenses actually incurred in connection with making, holding, settling, monitoring or disposing of actual Investments (including, without limitation, any costs or expenses relating to currency conversion in the case of Investments denominated in a currency other than U.S. dollars); the cost of borrowings, guarantees and other financing (including interest, fees, related legal expenses and arrangement expenses), bank fees, expenses of loan servicers and other service providers; expenses and fees (including compensation costs) charged or specifically attributed or allocated by the General Partner and/or Investment Manager or their affiliates for data-related services provided to the Portfolio Entities or us (including in connection with prospective Investments); provided, that any such expenses, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services; fees, costs and expenses related to the organization or maintenance of any entity used to acquire, hold or dispose of any one or more Investment(s) or otherwise facilitating our investment activities, including without limitation any travel and accommodation expenses related to such entity and the salary and benefits of any personnel (including personnel of the Investment Manager or its affiliates) reasonably necessary and/or advisable for the maintenance and operation of such entity, or other overhead expenses in connection therewith; expenses associated with our compliance with applicable laws and regulations; organizational, offering and operating expenses of us or any of our feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder vehicles, Parallel Funds and/or Intermediate Entities or their partners, as applicable; any taxes, fees, costs of obtaining
non-U.S.
tax receipts or other governmental charges levied against us and all expenses incurred in connection with any tax audit, investigation, settlement or review of us; expenses and fees of any third-party advisory committees, any independent representative of ours, and any annual meeting of ours; expenses associated with auditing, research, reporting, printing, publishing and technology, including, without limitation, news and quotation equipment and services, preparation of our periodic reports and related statements (including notices, communications, financial statements and tax returns including any tax returns or filings required to be made by us in any jurisdictions in which any unitholders are resident or established) in respect of us and our activities; costs, fees and/or expenses associated with responding to information requests from unitholders and other persons; costs and expenses of technology service providers and related software/hardware and market data and research utilized in connection with our investment and operational activities (including internal expenses, charges and / or related costs incurred, charged or specifically attributed or allocated by us, the Investment Manager or its affiliates in connection with such provision of services thereby); expenses relating to the maintenance of any website, data room or communication medium used in relation to us (including for the hosting of constitutional documents or any other documents to be communicated to investors, prospective investors or third parties), expenses and any placement fees payable to a placement agent or financial intermediary in respect of the subscription by unitholders admitted through a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such unitholders directly); expenses for accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, compliance with data privacy/protection policies and regulation, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, asset/property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters; all fees, costs and expenses associated with the developing, negotiating, acquiring, trading, settling, holding, monitoring and disposing of Investments (including, without limitation, any legal, tax, administrative, accounting, advisory, sourcing, brokerage, custody, hedging and consulting and other similar costs and expenses in connection therewith, including travel and other similar costs and any costs and expenses in connection therewith, including travel and other related expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings (including with prospective portfolio companies or other similar companies) and any other costs and expenses associated with vehicles through which we directly or indirectly participate in Investments); the costs and expenses of any investigation, litigation (including discovery requests), arbitration or settlement involving us or entities in which we hold an Investment or otherwise relating to such

Investment and the amount of any judgments, fines, remediation or settlements paid in connection therewith and any other extraordinary expenses of ours, directors and officers, liability or other insurance (including title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to our affairs, in each case, to the extent such costs, expenses and amounts relate to claims or matters that are otherwise entitled to indemnification under applicable law; all fees, costs and expenses, if any, incurred by or on behalf of us in developing, negotiating and structuring prospective or potential Investments that are not ultimately made or a proposed disposition that is not actually consummated, including without limitation any legal, tax, accounting, travel, advisory, consulting, printing and other related costs and expenses and any liquidated damages, reverse termination fees and/or similar payments and commitment fees. For the avoidance of doubt, the fees, costs and expenses of administrative services provided to the Fund with respect to the Administration Fee will not be duplicated as Fund Expenses. The costs and expenses associated with the organization, offering and operation of us, the Feeder, any Parallel Fund and/or Intermediate Entities (including, without limitation, any Fund Expenses described herein) may be apportioned to, and borne solely by, the investors participating in us, the Feeder, any Parallel Fund and/or Intermediate Entities as determined by the General Partner in its reasonable discretion.
We will also bear any extraordinary expenses we may incur, including any expenses associated with any governmental and/or regulatory inquiry, investigation, proceedings and/or litigation (including discovery requests), private litigation, arbitration or settlement expenses involving us, any investment or entities in which we have an investment or otherwise relates to such investment or with any threat to initiate the foregoing, including the amount of any judgments, fines, remediation or settlements paid in connection therewith and expenses associated with researching and gathering information in respect of any discovery requests or potential litigation and defending against claims by third parties, and any other extraordinary expenses of ours. Service providers (including affiliates of the Sponsor) will be retained for such purposes, as further described under “—Service Providers, Vendors and Other Counterparties Generally” herein. In addition, we will bear any expenses incurred in connection with due diligence visits by the Sponsor to third-party service providers (including fund administrators), by the Sponsor or any unitholder to any Portfolio Entities or portfolio assets as well as visits by the Sponsor to any unitholder. We will bear the start-up,
wind-down and liquidation expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) owned by us, or an allocation of such expenses related to Portfolio Entity service providers (and Portfolio Entities more generally) used by us and owned by Other Blackstone Accounts. To the fullest extent permitted by applicable laws, we will bear as Fund Expenses costs associated with political contribution activities on behalf of a Portfolio Entity, including costs paid by us on behalf of a Portfolio Entity.
Expenses to be borne by the Sponsor are limited only to those items specifically enumerated in our organizational documents, the Investment Management Agreement and/or in the BXINFRA U.S. Partnership Agreement (such as rent for office space, office furniture and salaries of its employees), and all other costs and expenses in operating us will be borne directly or indirectly by the unitholders. Moreover, while the unitholders may agree to bear certain expenses related to our operations, such expenses may still be borne by us as Fund Expenses in accordance with the Sponsor’s policies. The Sponsor may choose in its own discretion to pay expenses not specifically enumerated herein, and the Sponsor may at any time in its sole discretion discontinue paying such expenses and cause us to pay them.
Subject to the limitations set forth in the BXINFRA U.S. Partnership Agreement, costs, expenses and charges specifically attributed or allocated by the Sponsor and its affiliates to us may exceed what would be paid to an unaffiliated third party for substantially similar services. Expenses associated with the sourcing, development, investigation, negotiation, structuring, acquisition, settling, holding, monitoring and disposition of Investments, including, without limitation, any due diligence-related expenses, brokerage, custody, currency conversion or hedging costs and travel and related expenses in connection with our activities will be borne by us (and indirectly by the unitholders). Travel and related expenses in connection with our investment activities (including as described above) will not always be directly related to a specific potential investment and may be more general or speculative in nature. Such expenses are initially expected to be allocated to us as a Fund Expense, notwithstanding the fact that such travel or related activities or meetings could directly or indirectly inure to the benefit of Blackstone, its affiliates, their personnel, or Other Blackstone Accounts and their Portfolio Entities, in addition to or in lieu of us. With respect to a given proposed Investment or proposed disposition considered by us and one or more Other Blackstone Accounts, (a) to the extent not reimbursed by a third party, all third-party and internal expenses, including any liquidated damages reverse termination fees or other similar payments, incurred by us in connection with such proposed Investment, where such proposed Investment is not ultimately made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by us and (b) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by an Other Blackstone Account in connection with such proposed Investment, where such proposed Investment is not ultimately made by the Other Blackstone Account but is made by us, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Other Blackstone Account but is consummated by us, may be borne, in whole or in part (at the Sponsor’s sole discretion) by us (and to the extent borne by us, will be allocated pro-rata
to all unitholders). See “—Broken Deal Expenses” herein for further discussion regarding the allocation of such expenses. For purposes of this paragraph, the third-party and internal expenses referred to herein, include, without limitation, commitment fees that become payable in connection with a proposed Investment that is not ultimately made, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for Sponsor employees working on a proposed Investment or disposition), entertainment and related expenses, consulting and printing expenses and any liquidated damages, reverse termination fees, forfeited deposits, and similar payments. Further, any fees and expenses incurred in connection with the organization of a co-investment vehicle (including fees and expenses related to negotiating the governing documents of such co-investment vehicle as well as fees and expenses of the type described above, including those which would be considered Organizational Expenses if borne by us) that is expected to invest alongside us in an Investment are expected to be borne by us to the extent such co-investment vehicle does not ultimately make such investment, whether or not such Investment is consummated by us. The Sponsor will be required to decide whether costs and expenses are to be borne by us, on the one hand, or the Sponsor or Other Blackstone Accounts, on the other, and whether certain costs and expenses should be allocated between or among us, on the one hand, and Other Blackstone Accounts on the other hand. Certain expenses may be suitable for only us or participating Other Blackstone Account and borne only by such vehicle, or, as is more often the case, expenses may be allocated pro-rata
among each participating Other Blackstone Account and us even if the expenses relate only to particular vehicle(s) and/or investor(s) therein. Any entities established in connection with Blackstone’s side-by-side
co-investment
rights and any Other Blackstone Accounts that
co-invest
alongside us in Investments will generally bear their
pro-rata
share of any expenses related to such Investments, but such entities will generally not be required to bear any portion of the Organizational and Offering Expenses or any other non-investment-related
Fund Expenses (given that those other vehicles bear their own non-investment-related
expenses). If the expenses incurred in connection with a particular matter should be borne in part by us and in part by the Sponsor (e.g., costs and expenses (including airfare and lodging) incurred in connection with a meeting of the officers, managers or directors of any Luxembourg entity described above in which matters relating to our activities (e.g., matters relating to Investments) and the Sponsor’s activities (e.g., the appointment of new managers) are discussed), then such expenses will be allocated between us and the Sponsor as determined by the Sponsor in good faith to be equitable. Fund Expenses and Organizational and Offering Expenses of ours, of any feeder vehicles, Parallel Funds and/or Intermediate Entities may be apportioned to, and borne solely by, the investors participating in us, any feeder vehicles, Parallel Funds and/or Intermediate Entities or be allocated among us, any feeder vehicles, Parallel Funds and/or Intermediate Entities as determined by the Sponsor in its reasonable discretion. For example, certain expenses may be incurred by or on behalf of us and Other Blackstone Accounts and will be allocated among us and such Other Blackstone Accounts by the Sponsor in its good faith reasonable discretion, including, in the case of travel, based on estimated time spent with respect to the business of us and Other Blackstone Accounts. The Sponsor will make such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in us or an Other Blackstone Account bearing less (or more) expenses.
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
Indemnification.
We will be required to indemnify the Sponsor, its affiliates, and each of their respective members, officers, directors, employees, agents, partners, and certain other persons who serve at the request of the Sponsor on our behalf for liabilities incurred in connection with our affairs. Members of the Board of Directors will also be entitled to the benefit of certain indemnification and exculpation provisions as set forth in the BXINFRA U.S. Partnership Agreement. Such liabilities may be material and have an adverse effect on the returns of the unitholders. For example, in their capacity as directors of Portfolio Entities, the partners, managers or affiliates of the Sponsor may be subject to derivative or other similar claims brought by security holders of such entities. Our indemnification obligation would be payable from our assets. Because the Sponsor may cause us to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification), there may be periods in which we advance expenses to an individual or entity not aligned with or adverse to us. Moreover, in its capacity as our Sponsor, the Sponsor will, notwithstanding any actual or perceived conflict of interest, be the beneficiary of any decision by it to provide indemnification (including advancement of expenses). This may be the case even with respect to settlement of claims arising out of alleged conduct that would disqualify any such person from indemnification and exculpation if the Sponsor (and/or its legal counsel) determined that such disqualifying conduct occurred.
No Independent Advice.
The terms of the agreements and arrangements under which we are established and will be operated have been or will be established by the Sponsor and are not the result of arm’s-length
negotiations or representations of the unitholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in us.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
BXINFRA’s
day-to-day
operations are managed by
Blackstone
Infrastructure Strategies Associates L.P. (the “General Partner”)
subject
to certain
oversight
rights held by the Board of Directors.
The General Partner has delegated BXINFRA’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” The executive officers are senior Blackstone professionals and our General Partner and Investment Manager are both subsidiaries of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
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
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as those established by the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.

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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”), designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
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
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Blackstone’s CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to portfolio companies on technology-related matters.

BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis, as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
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
Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) thereof and Regulation D promulgated thereunder. Our Units are not listed or traded on any recognized securities exchange.
Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (a) except as permitted under the BXINFRA U.S. Partnership Agreement and (b) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 28, 2026, BXINFRA U.S. had the below number of holders of each outstanding class, or series of a class, of Units. This number does not include unitholders for whom Units are held in “nominee” or “street name” accounts through broker-dealers, banks or other intermediaries.

Units	Number of Holders
Class I Units (a)	3,613
Class S Units	4,887
Class D Units	44

(a)	As of March 6, 2026, BXINFRA U.S. redesignated existing Class I Units to Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
Distributions
BXINFRA intends to declare regular quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis, which began the first full calendar quarter after the Initial Closing Date. However, BXINFRA U.S. cannot guarantee that it will make distributions, and any distributions made will be at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, BXINFRA’s distribution rates and payment frequency may vary from time to time.
Unitholders of record as of the record date will be eligible for distributions declared. The per Unit amount of distributions on our Units may differ because of different class- or series-specific fees and expenses that are deducted from the gross distributions for each class, or series of a class. In the event that BXINFRA U.S. makes a distribution, we have adopted an “opt out” distribution reinvestment plan for investors. As a result, in the event of a declared cash distribution (if any), each unitholder that has not “opted out” of the distribution reinvestment plan will have its distributions automatically reinvested in additional Units rather than receive cash distributions. See “Part I. Item 1. Business — Distribution Reinvestment Plan.”

Calculation of Net Asset Value
The NAV for each class, or series of a class, was first determined as of the end of the first full month after the Initial Closing Date (as defined below). Thereafter, the NAV for each class, or series of a class, is calculated monthly by the Sponsor.
The NAV is based on the
month-end
values of Investments, the addition of the value of any other assets (such as cash on hand, without duplication) (together, “Total Assets”), and the deduction of any liabilities, including the allocation/accrual of the Management Fee, Administration Fee and the Performance Participation Allocation and the deduction of expenses attributable to certain classes, or series of classes, such as applicable servicing fees, minus any expenses specially allocated to the Feeder by the General Partner and minus any tax expenses of the Feeder (including tax expenses of any Intermediate Entity), in all cases as determined in accordance with the Valuation Policy. From time to time, the Sponsor may adopt non-material
changes to the Valuation Policy in its sole discretion and material changes with the consent of the Board.
The monthly NAV per Unit for each class, or series of a class, will generally be available around the 20th Business Day of the following month (e.g., the NAV for October 31st will generally be available around November 30th). Each class, or series of a class, of Units may have a different NAV per Unit because of different management fees, servicing fees and performance participation allocation.
Notwithstanding anything herein to the contrary, the Sponsor may in its discretion, but is not obligated to, consider material market data and other information (as of the applicable month-end
for which NAV is being calculated) that becomes available after the end of the applicable month in valuing BXINFRA’s assets and liabilities and calculating its NAV. The Sponsor, subject to any necessary approvals from the Independent Directors, may, but is not obligated to, suspend the determination of NAV and/or BXINFRA’s offering and/or redemptions, including where (a) the circumstances so require and (b) the suspension is reasonably deemed to be in the best interests of unitholders. Any such suspension shall be notified to the concerned unitholders. No Units will be issued or redeemed during such suspension period.
The Sponsor may suspend and/or materially amend the Unit Redemption Plan with the approval of the Independent Directors.
Direct Investments
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
Direct Investments that Are Not Publicly Traded
BXINFRA’s Direct Investments will generally initially be valued at cost where the transaction price represents fair value; however, to the extent the Sponsor does not believe a Direct Investment’s cost reflects the current market value, the Sponsor may adjust such valuation. When the Sponsor determines the fair value of BXINFRA’s Direct Investments, the Sponsor updates the prior month-end
valuations by incorporating the latest available financial data for such Direct Investments, as well as any cash flow activity related to the Investments during the month. The month-end
process is not expected to take into consideration all factors that are included in the quarterly process (as described below). On a quarterly basis, the Sponsor will also value BXINFRA’s Direct

Investments utilizing the more detailed valuation procedures as described below. Each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of BXINFRA’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that BXINFRA’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of BXINFRA’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. As a result, it is expected that each Direct Investment will be subject to multiple reviews by independent valuation advisors, including positive assurance at least quarterly and a range of values at least annually. Any material modifications to the fair valuation of an Investment that the Sponsor has determined to value outside of the applicable range provided by the independent valuation advisor will require approval by the Independent Directors.
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
Investments in Investee Funds
Investments in Investee Funds, which could be characterized as, and made in, the form of Primary Commitments and Secondary Investments, are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. If the latest NAV of an investment fund is not available at the time BXINFRA is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of the investment related capital calls and deducting the nominal amount of investment related distributions from the NAV as reported. For certain investments in investment funds managed by the same Investment Manager, the Sponsor will value consistent with the methodologies outlined above for Direct Investments.
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
Liabilities
With respect to each class, or series of a class, the Sponsor will include the fair value of such class or series of a class’s pro-rata
portion of BXINFRA’s liabilities as part of the class, or series of a class’s monthly NAV calculation. These liabilities are expected to include the fees payable to the Investment Manager, any accrued Performance Participation Allocation, accounts payable, accrued operating expenses, fund level borrowings and other liabilities. All of BXINFRA’s borrowings will be held at amortized cost. All other liabilities will generally be valued using widely accepted methodologies specific to each type of liability and generally consistent with how such liabilities are recognized for financial reporting purposes, except as outlined below.
The Investment Manager advanced all of BXINFRA’s Organizational and Offering Expenses (as defined below) on BXINFRA’s behalf (other than subscription fees and servicing fees) through the first anniversary of the date on which BXINFRA first accepted third-party subscriptions and commenced investment operations (the “Initial Closing Date” and such first anniversary, the “Effective Date”). Organizational and Offering Expenses includes legal, accounting, and other expenses attributable to BXINFRA’s organization (including all similar organizational and offering expenses of feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such entities or their investors), but excludes upfront selling commissions, placement fees, subscription fees or similar fees and servicing fees) (“Organizational and Offering Expenses”). BXINFRA will reimburse the Investment Manager for such advanced expenses ratably over the 60 months following the Effective Date. For purposes of calculating BXINFRA’s NAV for purchases or redemptions of Units (but not for financial reporting purposes), (a) the Organizational and Offering Expenses and Initial Fund Expenses Support (each, as defined below) paid by the Investment Manager through the Effective Date will be recognized as a reduction to NAV in the month BXINFRA reimburses the Investment Manager for such costs, and (b) contingent tax liabilities of certain Intermediate Entities that are not expected to be recognized due to the expected structure of the divestment of the associated underlying Investment may not be recognized as a reduction to Transactional NAV (although tax liabilities of those same Intermediate Entities may be taken into account in determining the fair value of the associated underlying Investment).

The Investment Manager advanced, in its discretion, all of the Fund Expenses borne by BXINFRA and the appropriately apportioned expenses relating to Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities to the extent not paid by such Portfolio Entities, feeder vehicles, Parallel Funds and/or Intermediate Entities, in each case as determined pursuant to the terms of the BXINFRA U.S. Partnership Agreement and the Investment Management Agreement (collectively, “Initial Fund Expenses Support”) through the Effective Date. BXINFRA will reimburse the Investment Manager for such advanced Initial Fund Expenses Support ratably over the 60 months following the Effective Date or on such earlier date as determined by the Investment Manager.
For purposes of calculating a monthly NAV for purchases or redemptions of Units (but not for financial reporting purposes under GAAP), the servicing fee for each applicable class, or series of a class, of Units is calculated by multiplying the accrued monthly servicing fee rate (1/12th of the total annual servicing fee rate for each applicable class, or series of a class, of Units) by the aggregate NAV of such class, or such series of a class, of Units for that month, after adjustment for any net portfolio income or loss, unrealized/realized gains or losses on assets and liabilities, Management Fee and Administration Fee expense and Performance Participation Allocation accrual.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended December 31, 2025:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
October 15, 2025— November 14, 2025	24,330	$26.48	24,330	—

(a)	Redemptions were effective as of October 1, 2025.
(b)	Average Price Paid per Unit reflects the 5% Early Redemption Deduction, as applicable.
(c)	All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 5. “Net Assets – Unit Redemption Plan” in the “Notes to Financial Statements” of BXINFRA U.S. in “Part II. Item 8. Financial Statements and Supplementary Data” in this report.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and the related notes of Blackstone Infrastructure Strategies L.P. and the consolidated financial statements and the related notes of BXINFRA Aggregator (CYM) L.P. both included within this report.
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated
affiliate of BXINFRA U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXINFRA U.S. and the Aggregator. The financial statements of each entity are presented in “Item 8. Financial Statements and Supplementary Data” of this document and for information related to the principles of consolidation see “—Critical Accounting Estimates — Principles of Consolidation.”
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

Infrastructure equity investments generally include direct investments in infrastructure platforms and other assets where we can drive long-term growth, including through operational improvements
Infrastructure secondaries investments include investments in limited partner interests of private funds in the secondary market, including Core+ and Core infrastructure funds, fund continuation vehicles and other structured solutions
Infrastructure credit investments include structured loans to infrastructure companies often secured by assets with long-term contracted cash flows
To a lesser extent, we will also invest in Debt and Other Securities. Debt and Other Securities may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.
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

We expect to access Infrastructure Investments in a variety of ways, including through direct investments in companies and other operating assets; secondary market purchases of existing investments in established investment funds, fund continuation vehicles and other structured solutions managed by Blackstone affiliates or third-party managers; and capital commitments to commingled investment funds managed by Blackstone affiliates or third-party managers.
Business Environment
Throughout 2025, BXINFRA’s operating companies exhibited broad-based strength and solid revenue growth. In the second half of 2025, a more favorable capital markets environment supported an acceleration in transaction activity, and we expect this trend to continue.
Despite this overall strength, the potential for artificial intelligence-driven disruption has recently weighed on equity values of companies in certain sectors. We believe that the ultimate impact of such disruption will vary by sector and, in many cases, will have positive implications for the hard infrastructure that enables the deployment and scaling of artificial intelligence and other advanced technologies. In our view, a number of BXINFRA’s portfolio companies are well-positioned to benefit from these trends as increased demand for data processing, electrification, and automation drives the need for reliable underlying infrastructure. We believe that our portfolio will generally benefit from the long time horizons, high barriers to entry, regulated and contracted cash flows, and mission-critical nature of the services provided that make infrastructure an attractive asset class in the current environment.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of digital, energy and transportation.
As of December 31, 2025, BXINFRA’s portfolio:

•	Provides exposure to over 25 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests.
•
Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $4.5 billion, exclusive of the investment commitments acquired by consolidated legal entities of Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement (the “BXINFRA Warehouse”). Out of the $4.5 billion, BXINFRA has invested or committed $3.5 billion to Infrastructure Equity investments, $418.0 million to Infrastructure Secondaries and $571.0 million to Infrastructure Credit. On an invested basis, 25.8% of BXINFRA’s Infrastructure Investment portfolio consists of fund interests in Blackstone’s infrastructure funds and a diversified secondaries portfolio. BXINFRA holds $468.7 million of Debt Investments – Liquids at cost.

As of December 31, 2025, the BXINFRA Warehouse had $952.6 million of commitments. The BXINFRA Fund Program’s obligation to acquire any of the investments of the BXINFRA Warehouse is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to acquire such assets as determined by the Investment Manager. As of December 31, 2025, the Investment Manager had not determined the allocations of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.
Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.

Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXINFRA U.S. generates income primarily from its investment in the Aggregator. BXINFRA U.S. has an interest of 93.1% in the Aggregator as of December 31, 2025, an increase of 0.8% compared to an interest of 92.3% as of September 30, 2025. The increase in BXINFRA U.S. interest is driven by relative subscriptions between BXINFRA U.S. and the Parallel Fund. For the year ended December 31, 2025, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $324.5 million, which resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $231.1 million. There were no net realized gains or losses from the investment in the Aggregator for the year ended December 31, 2025. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income from investments in Infrastructure Investments, including dividends, and distributions on our investments. We also generate income in the form of interest income from our investments in Debt and Other Securities.
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
For the year ended December 31, 2025, the Aggregator recorded $331.3 million of Net Change in Unrealized Gain (Loss) on Investments, primarily driven by unrealized appreciation on investments in the digital infrastructure and transportation infrastructure sectors, $60.4 million of Interest Income, primarily driven by interest earned on liquid debt investments, and $34.3 million of Dividend Income earned on Equity Investments, partially offset by $(17.1) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Manager. In consideration for its investment management services, BXINFRA U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). The Aggregator will bear other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXINFRA U.S.’s Investment Management Agreement, (b) Performance Participation Allocation paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity and (d) all other expenses of BXINFRA’s operations, administrations and transactions, excluding expenses specific to BXINFRA U.S. (described below).
For the year ended December 31, 2025, the Aggregator incurred $101.8 million in gross Total Expenses, composed primarily of Performance Participation Allocation of $47.4 million, primarily driven by unrealized appreciation of investments, gross Management Fees of $30.5 million (of which $10.7 million was waived by the Investment Manager, as it agreed to waive the Management Fees for the first six months following the date

BXINFRA U.S. first accepted third-party investors and commenced investment operations) and Professional Fees of $13.1 million, offset by expense support provided by the Investment Manager of $0.7 million. For the year ended December 31, 2025, the Aggregator incurred $90.5 million in Net Expenses which represents total gross expenses less expense support and amounts waived.
BXINFRA U.S. Expenses
For the year ended December 31, 2025, BXINFRA U.S. incurred gross Total Expenses of $14.7 million, composed primarily of Warehousing Fees of $13.2 million. Gross Total Expenses were offset by Warehousing Fees Waived of $13.2 million, which resulted in Net Expenses of $1.5 million for the year ended December 31, 2025.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXINFRA U.S.’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from Investments and proceeds from net borrowings on its credit facility. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and funding other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan, debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.
As of December 31, 2025, debt financing available to BXINFRA U.S. and the Aggregator consisted of two senior secured revolving credit facilities, an unsecured, uncommitted line of credit agreement, a revolving credit facility and an asset-backed repurchase agreement. As of December 31, 2025, the Aggregator had a principal amount of $70.0 million outstanding under the senior secured revolving credit facilities and revolving credit facility, and BXINFRA U.S. had no borrowings or amounts outstanding under its line of credit agreement. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of December 31, 2025, BXINFRA U.S.’s and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of December 31, 2025, the Aggregator had $64.7 million in Cash and Cash Equivalents which, in combination with $780.0 million of unused capacity under the Aggregator’s credit facilities, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of December 31, 2025, the Aggregator held $468.4 million of liquid debt investments, which could provide additional liquidity, if necessary. As of December 31, 2025, the Aggregator had conditional commitments of $289.0 million to new investments. This excludes commitments of the BXINFRA Warehouse as it is not certain whether the Aggregator will ultimately acquire any such investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. Conditional commitments of the Aggregator are generally expected to close within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of December 31, 2025, the Aggregator had unfunded commitments of $936.1 million to existing investments which are generally due upon demand, of which $418.2 million is committed to other Blackstone funds, which while due upon demand are generally called over a period of up to four years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations. BXINFRA expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations. BXINFRA expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
BXINFRA U.S.
As of December 31, 2025, BXINFRA U.S. had $1.1 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s line of credit agreement which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term.
Transactional Net Asset Value
BXINFRA U.S. calculates its Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the Board of Directors. Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by BXINFRA U.S. The Sponsor also evaluates changes to Transactional NAV to monitor fund performance. Transactional NAV is based on the month-end
values of its investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the Board of Directors. Organizational and offering expenses advanced on BXINFRA U.S.’s behalf by the Investment Manager are recognized as a reduction to Transactional NAV ratably over 60 months beginning on January 1, 2026, and unitholder servicing fees, as applicable, are recognized as a reduction to Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. BXINFRA U.S. believes that the presentation of Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXINFRA and it enables investors to evaluate the change in value of their investment.

December 31, 2025
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$3,558,921
Cash and Cash Equivalents	1,063
Other Assets	29,037
Accrued Unitholder Servicing Fees (b)	(1,635)
Other Liabilities	(31,321)

Transactional Net Asset Value	$3,556,065

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

(b)
Accrued unitholder servicing fees only apply to Class S and Class D Units, as applicable. For purposes of BXINFRA U.S.’s Transactional NAV, the fees are recognized as a reduction of BXINFRA U.S.’s Transactional NAV on a monthly basis.

The Transactional NAV per Unit for each class, or series of a class, of BXINFRA U.S. was as follows:

	December 31, 2025
	Transactional NAV per Unit	Number of Units
Class I (a)	$27.57	83,138,103
Class S	$27.33	41,962,043
Class D	$27.49	4,271,682

		129,371,828

(a)
As of March 6, 2026, the Fund redesignated existing Class I Units to
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units. The initial Transactional NAV for
Class I-Series
II Units and
Class I-Series
III Units will be equal to the Transactional NAV per Unit for
Class I-Series
I Units (also referred to as “Class I Units” in the table above).

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value:

December 31, 2025
(Dollars in Thousands)
GAAP Net Asset Value	$3,485,248
Adjustments
Organizational and Offering Expenses (a)	3,286
Servicing Fee (b)	67,531

Transactional Net Asset Value	$3,556,065

(a)
Represents an adjustment to the Investment in the Aggregator to reflect the recognition of organizational and offering expenses ratably over the
60-month
reimbursement period beginning January 1, 2026.

(b)	Represents an adjustment to reflect unitholder servicing fees on Class S and Class D Units, as applicable, as they are accrued on a monthly basis.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

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
Investments in Investee Funds
Investments in Investee Funds are generally valued based on the latest NAV reported or provided by the investment fund’s investment advisor or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the Investments in Investee Funds are calculated in a manner consistent with the measurement principles applied to investment companies and the Aggregator has internal processes to independently evaluate the fair value measurement process utilized by underlying investment funds to calculate such funds’ NAVs, both of which are in accordance with ASC 946. Such internal processes include the evaluation of the Investment in Investee Funds’ own process and related internal controls in place to estimate the fair value of its underlying investments that are included in the NAV calculation, performance of ongoing operational due diligence, review of such funds’ financial statements and ongoing monitoring of other relevant qualitative and quantitative factors. If the latest NAV of an investment fund is not available at the time BXINFRA U.S. is calculating its NAV, the Sponsor will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported. For certain investments in investment funds managed by the same Investment Manager, the Sponsor will value consistent with the methodologies outlined above for Direct Investments.
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
For investments valued utilizing the income method and where the Sponsor has information rights, the Sponsor generally has a direct line of communication with each of the portfolio companies’ and underlying assets’ finance teams and collects financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate and any other valuation input relevant to economic conditions.
The results of all valuations of investments are reviewed and approved by the BXINFRA valuation sub-committee,
which consists of key personnel including BXINFRA’s Chairperson, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the Investment Manager’s Chief Compliance Officer, and Blackstone’s Global
Co-Chief
Investment Officer. See “Part I. Item 1. Business — Investment Process Overview.” To further corroborate results, each quarter, the Sponsor will engage a qualified, independent valuation advisor to provide positive assurance for the valuations of each of the Aggregator’s Direct Investments prepared by the Sponsor. It is expected that the independent valuation advisor will provide such positive assurance on a rolling basis throughout the quarter, such that the Aggregator’s Direct Investments may be reviewed at different times during the quarter but that the independent valuation advisor would provide positive assurance on each Direct Investment at least once per quarter. Additionally, a second independent valuation advisor will provide a more detailed “range of value” analysis on a rolling basis throughout the year, such that the value of Aggregator’s Direct Investments may be estimated by an independent valuation advisor at different times during the year but that the independent valuation advisor would provide a range of value on each Direct Investment at least once per year. Both independent valuation advisors will be engaged on a monthly basis and will review a portion of the portfolio each month. Finally, valuation is subject to the annual audit of the financial statements performed by our independent auditor.
Servicing Fees
BXINFRA U.S. and the Feeder entered into an amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, BXINFRA U.S. pays the Dealer Manager a servicing fee in the amount of (a) 0.85% per annum of the aggregate NAV for the Class S Units as of the last day of each month and (b) 0.25% per annum of the aggregate NAV for the Class D Units as of the last day of each month, in each case, payable monthly. Neither BXINFRA U.S. nor its affiliates pay the Dealer Manager a servicing fee in respect of the purchase of any Class I Units. In calculating the servicing fees, BXINFRA U.S. uses its NAV before giving effect to any accruals for the servicing fees, redemptions, if any, for that month and distributions payable on its Units. The servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the servicing fees for the estimated life of its Units, as applicable, as a distribution cost at the time it sells Class S Units and Class D Units. The calculation of the estimated amount of servicing fees to be paid in future periods includes significant estimates including the estimated life of the Units held by a unitholder and judgments including market expectations. Servicing Fees Payable as of December 31, 2025 were $69.2 million.
Principles of Consolidation
BXINFRA U.S. and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810,
Consolidation
(“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. BXINFRA U.S. considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation
of the Aggregator by BXINFRA U.S. was appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that BXINFRA U.S. does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for BXINFRA U.S. to control the Aggregator and (c) substantially all of the Aggregator’s activities are not conducted solely on behalf of BXINFRA U.S. BXINFRA U.S. believes non-consolidation
is the financial presentation that most meaningfully presents the financial position and results of operations. As the investment in and operations of the Aggregator are an integral part of BXINFRA U.S.’s financial statements, two sets of financial statements are included in this report, one for BXINFRA U.S. and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on BXINFRA U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Financial Statements” of BXINFRA U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of the Aggregator in “– Item 8. Financial Statements and Supplementary Data” in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk. From inception through January 2, 2025, we had not commenced our principal operations.
Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of December 31, 2025, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Increase in Net Assets Resulting from Operations of the Aggregator of $363.0 million and a decline in Net Increase in Net Assets Resulting from Operations of BXINFRA U.S. of $338.2 million. The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk
BXINFRA holds investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. BXINFRA may manage exposure to investments in equity or debt in foreign currencies by hedging such risks. As of December 31, 2025, the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of December 31, 2025, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decline in the Net Increase in Net Assets Resulting from Operations of the Aggregator of $16.9 million and a decline in Net Increase in Net Assets Resulting from Operations of BXINFRA U.S. of $15.7 million.
Interest Rate Risk
BXINFRA has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes open-ended money market funds, bank loan debt instruments, treasury securities and other debt investments that are exposed to interest rate risks and BXINFRA may utilize a wide variety of derivative instruments to manage such risks. BXINFRA also has entered into credit facilities that, when drawn-upon, are subject to floating interest rates that are exposed to interest rate risks. As of December 31, 2025, BXINFRA has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.
BXINFRA also has entered credit facilities that when drawn upon, are subject to floating interest rates that are exposed to interest rate risks. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

If interest rates were to increase by one percentage point, we estimate annualized Interest Income of the Aggregator would increase by $9.4 million, offset by the annual Interest Expense of the Aggregator increasing by $1.3 million and BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations would increase by $8.8 million.
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

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements

Page

Financial Statements of Blackstone Infrastructure Strategies L.P.	213

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	214

Statements of Assets and Liabilities as of December 31, 2025 and 2024	215

Statements of Operations for the Year Ended December 31, 2025 and for the Period from July 16, 2024 (Inception) to December 31, 2024	216

Statements of Changes in Net Assets for the Year Ended December 31, 2025 and for the Period from July 16, 2024 (Inception) to December 31, 2024	217

Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from July 16, 2024 (Inception) to December 31, 2024	218

Schedule of Investments as of December 31, 2025	219

Notes to Financial Statements	220

Financial Statements of BXINFRA Aggregator (CYM) L.P.	232

Report of Independent Registered Public Accounting Firm	233

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	234

Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from August 13, 2024 (Inception) to December 31, 2024	235

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2025 and for the Period from August 13, 2024 (Inception) to December 31, 2024	236

Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from August 13, 2024 (Inception) to December 31, 2024	237

Condensed Consolidated Schedule of Investments as of December 31, 2025	239

Notes to Consolidated Financial Statements	245

Blackstone Infrastructure Strategies Fund L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Blackstone Infrastructure Strategies L.P.
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) as of December 31, 2025 and 2024, including the schedule of investments as of December 31, 2025, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from July 16, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of BXINFRA U.S. as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2025 and for the period from July 16, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of BXINFRA U.S.’s management. Our responsibility is to express an opinion on BXINFRA U.S.’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to BXINFRA U.S. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BXINFRA U.S. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of BXINFRA U.S.’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
DELOITTE
& TOUCHE LLP

New York, New York
March 6, 2026
We have served as BXINFRA U.S.’s auditor since 2024.

Blackstone Infrastructure Strategies L.P.
Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31,	December 31,
	2025	2024
Assets
Investment in the Aggregator at Fair Value (Cost $3,324,540 as of December 31, 2025; $- as of December 31, 2024)	$3,555,635	$—
Cash and Cash Equivalents	1,063	100
Redemptions Receivable	644	—
Dividend Receivable	28,393	—

Total Assets	$3,585,735	$100

Liabilities and Net Assets
Due to Affiliates	$138	$—
Accounts Payable, Accrued Expenses and Other Liabilities	2,177	—
Distributions Payable	28,388	—
Redemptions Payable	617	—
Servicing Fees Payable	69,167	—

Total Liabilities	100,487	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I Units, unlimited Units authorized (83,138,103 Units issued and outstanding as of December 31, 2025; 4,000 Units issued and outstanding as of December 31, 2024)	2,289,703	100
Limited Partnership Unit — Class S Units, unlimited Units authorized (41,962,043 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	1,080,003	—
Limited Partnership Unit — Class D Units, unlimited Units authorized (4,271,682 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	115,292	—
General Partner Interest	250	—

Total Net Assets	3,485,248	100

Total Liabilities and Net Assets	$3,585,735	$100

See notes to financial statements.

Blackstone Infrastructure Strategies L.P.
Statements of Operations
(Dollars in Thousands)

		July 16, 2024
	Year Ended	(Inception) to
	December 31, 2025	December 31, 2024
Income
Dividend Income	$70,590	$—

Total Income	70,590	—

Expenses
Professional Fees	1,073	—
Directors’ Fees	398	—
Warehousing Fees	13,176	—
Other	30	—

Total Expenses	14,677	—
Warehousing Fees Waived	(13,176)	—

Net Expenses	1,501	—

Net Investment Income	69,089	—
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	231,095	—

Net Increase in Net Assets Resulting from Operations	$300,184	$—

See notes to financial statements.

Blackstone Infrastructure Strategies L.P.
Statements of Changes in Net Assets
(Dollars in Thousands)

	$	$	$	$	$
				General
	Class I	Class S	Class D	Partner	Total
	Units	Units	Units	Interest	Net Assets
Balance at July 16, 2024 (Inception)	$—	$—	$—	$—	$—
Proceeds from Units Issued	100	—	—	—	100

Balance at December 31, 2024	$100	$—	$—	$—	$100

Balance at December 31, 2024	$100	$—	$—	$—	$100
Proceeds from Units Issued	2,124,317	1,074,916	99,427	250 (a)	3,298,910
Net Investment Income	43,649	23,279	2,161	—	69,089
Distributions Reinvested	17,771	12,599	1,254	—	31,624
Distributions	(44,495)	(23,871)	(2,207)	—	(70,573)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	146,440	77,423	7,232	—	231,095
Servicing Fees	—	(71,989)	(2,193)	—	(74,182)
Conversion of Units Between Classes	2,413	(12,029)	9,616	—	—
Redemption of Units, Net of Early Redemption Deduction	(492)	(325)	2	—	(815)

Balance at December 31, 2025	$2,289,703	$1,080,003	$115,292	$250	$3,485,248

(a)	The General Partner did not receive any Units for its contribution to BXINFRA U.S.
See notes to financial statements.

Blackstone Infrastructure Strategies L.P.
Statements of Cash Flows
(Dollars in Thousands)

	$	$
		July 16, 2024
	Year Ended	(Inception) to
	December 31, 2025	December 31, 2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$300,184	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(231,095)	—
Issuance of Class I Units for Directors’ Fees	228	—
Investment in the Aggregator	(3,325,393)	—
Proceeds from Investment in the Aggregator	209	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(28,393)	—
Due to Affiliates	138	—
Accounts Payable, Accrued Expenses and Other Liabilities	2,177	—

Net Cash Used in Operating Activities	(3,281,945)	—

Financing Activities
Proceeds from Issuance of Units	3,298,682	100
Payment for Servicing Fees	(5,015)	—
Redemption of Units, Net of Early Redemption Deduction	(198)	—
Distributions Paid in Cash	(19,795)	—
Distributions Reinvested	9,234	—

Net Cash Provided by Financing Activities	3,282,908	100

Cash and Cash Equivalents
Net Increase	963	100
Beginning of Period	100	—

End of Period	$1,063	$100

Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$69,167	$—

Distributions Reinvested	$22,390	$—

Distributions Payable	$28,388	$—

Redemption of Units	$617	$—

See notes to financial statements.

Blackstone Infrastructure Strategies L.P.
Schedule of Investments
(Dollars in Thousands, Except Unit Data)

	$	$		$		$		$
	December 31, 2025
								Fair Value as
	Type of							a Percentage
Name of Investment	Investment	Industry		Geography		Fair Value		of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (129,060,376 Units) (a)	Investee Fund		Various		Various		$3,555,635	102.0%

Total Investments (Cost $3,324,540)							$3,555,635	102.0%

(a)	Refer to Note 3. “Investment in the Aggregator” for details on BXINFRA U.S.’s proportional share of investments through investees.
See notes to financial statements.

Blackstone Infrastructure Strategies L.P.
Notes to Financial Statements
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
Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”), a Delaware limited partnership, invests all or substantially all of its assets in BXINFRA U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt
investors and certain
non-U.S.
investors.
BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXINFRA U.S. The consolidated financial statements of the Aggregator, including the
Condensed
Consolidated Schedule of Investments, are an integral part of BXINFRA U.S.’s financial statements and are included following these financial statements.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding Blackstone Private Markets Solutions
SCA-SICAV
– Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its Parallel Funds (together, “BXINFRA Lux”). Parallel Funds may be established for certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. BXINFRA U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXINFRA.” BXINFRA and BXINFRA Lux collectively form the “BXINFRA Fund Program,” but are operated as distinct investment structures.
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

Blackstone Infrastructure Strategies L.P.
Notes to Financial Statements - Continued
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The
accompanying financial statements of BXINFRA U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). BXINFRA U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946
,
Financial Services—Investment Companies
(“ASC 946
”). Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are presented fairly.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Management believes that estimates made in preparing its financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments and financial instruments and the measurement of deferred tax balances (including valuation allowances if any), at the Aggregator. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance
with ASC 946
, BXINFRA U.S.
generally does not consolidate investments unless BXINFRA U.S. has a controlling financial interest in an investment company or operating company whose business consists of providing services to BXINFRA U.S. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. BXINFRA U.S. determines whether it has a controlling financial interest in an investment company at such company’s inception and continuously reconsiders that conclusion. In instances where BXINFRA U.S. wholly owns another investment company, BXINFRA U.S. believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly
owned interests in investment companies, BXINFRA U.S. assesses the nature of the investment structure and considers its interests in and governance rights over the investment company to determine whether BXINFRA U.S. holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
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
Notes to Financial
Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Valuation of Investments at Fair Value
BXINFRA U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator, which holds such underlying investments. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXINFRA U.S., see the Aggregator’s consolidated financial statements included following these financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.
BXINFRA U.S. measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of BXINFRA U.S.’s investment in the Aggregator are presented within Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations.
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
Uncertain Tax Positions
BXINFRA U.S. recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50
% likelihood of being realized upon ultimate settlement. BXINFRA U.S. reevaluates its tax positions each period in which new information becomes available. BXINFRA U.S.’s policy is to recognize tax-related
interest and penalties, if applicable, as a component of the provision for income taxes on the Statements of Operations.

Blackstone Infrastructure Strategies L.P.
Notes to Financial
Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
BXINFRA U.S. may declare quarterly distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. All distributions will be declared at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per Unit is equivalent for each class, or series of a class, of Units, the net distribution for each class, or series of a class, of Units may be reduced for any class- or series-specific fees and expenses, if any.
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
Segment Reporting
BXINFRA U.S. operates through a single reportable segment. The chief operating decision makers (the “CODM”) is a group consisting of the BXINFRA U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXINFRA U.S. primarily based on BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Statements of Operations.

3.	Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions, if any, from the Aggregator.
BXINFRA U.S. has an interest of 93.1% in the Aggregator as of December 31, 2025. BXINFRA U.S. had not commenced investing activities as of December 31, 2024. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S. net assets, see the
Condensed
Consolidated Schedule of Investments of the Aggregator.

4.	Line of Credit Agreement
On
January 2
, 2025
, BXINFRA U.S.
(the “Borrower”) entered into an
unsecured, uncommitted line of credit agreement (“Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On November 26
, 2025
,
the term of the Line of Credit was extended to January 2
, 2027
, subject to
one-year
extension options requiring Finco approval.
Under the Line of
Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of
Credit, (b) Finco’s demand or (c) the date on which the Investment
Manager no longer
 acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such

Blackstone Infrastructure Strategies L.P.
Notes to Financial
Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

repayment in the cases of clauses (a) and (b) and 45
days to
make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per Unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of
December 31
, 2025
, BXINFRA U.S. had no
borrowings or amounts outstanding under the Line of Credit.

5.	Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
As of December 31, 2025, BXINFRA U.S. offered three classes of limited partnership Units: Class I, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing servicing fees, the upfront subscription fee and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit is equal to the Transactional NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Units was

$25.00

per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, BXINFRA U.S.’s Transactional NAV is based on the month-end
values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable servicing fees. At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each class, or series of a class, of Units based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXINFRA U.S.’s prior month-end
Transactional NAV per Unit.

Blackstone Infrastructure Strategies L.P.
Notes to Financial
Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present transactions in the Units during the periods:

	Class I	Class S	Class D
	Units	Units	Units	Total
Units Outstanding as of July 16, 2024 (Inception)	—	—	—	—
Units Issued	4,000	—	—	4,000

Units Outstanding as of December 31, 2024	4,000	—	—	4,000

Units Outstanding as of December 31, 2024	4,000	—	—	4,000
Units Issued	82,384,367	41,953,559	3,853,302	128,191,228
Distribution Reinvested	678,766	484,058	47,958	1,210,782
Conversion of Units Between Classes	90,541	(462,693)	370,422	(1,730)
Redemption of Units	(19,571)	(12,881)	—	(32,452)

Units Outstanding as of December 31, 2025	83,138,103	41,962,043	4,271,682	129,371,828

Unit Redemption Plan
In accordance with the BXINFRA U.S. Partnership Agreement (as defined below), BXINFRA U.S. expects to periodically redeem up to
3%
of its Units outstanding (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems Units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to
5%
of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors.
In accordance with the terms of the Feeder’s limited partnership agreement, unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXINFRA U.S.
If the quarterly volume limitation is reached in any particular calendar quarter or the General Partner determines to redeem fewer Units than have been requested to be redeemed in any particular calendar quarter, Units submitted for redemption during such quarter will be redeemed on a pro-rata basis
after BXINFRA U.S. has redeemed all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, unitholders must resubmit their request in the next available redemption window.
The General Partner, with the approval of the Independent Directors, as applicable, may make exceptions to, modify or suspend the Unit Redemption Plan if, in its reasonable judgment, it deems such action to be in the best interest of BXINFRA U.S. and its unitholders (including the Feeder), including, but not limited to, for tax, regulatory or other structuring reasons. As a result, Unit redemptions may not be available each quarter, such as when redemptions would place an undue burden on BXINFRA U.S.’s liquidity, adversely affect its operations or pose a potential adverse impact on BXINFRA U.S. that would outweigh the benefit of the redemptions.
BXINFRA U.S. accepted its first redemptions pursuant to the Unit Redemption Plan on April 15, 2025. During the year ended December 31, 2025,

32,452

Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of
$
0.8
 million, of which
5,154
 Units at an aggregate value of $
0.1

million related to redemptions by the Feeder.

Blackstone Infrastructure Strategies L.P.
Notes to Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distributions
BXINFRA U.S. may declare quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a
summary of the aggregate distributions declared and payable for the year ended December 31, 2025 for each applicable class of Units.

			Distributions per Unit
Declaration Date	Record Date	Payment Date	Class I	Class S	Class D
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0958	$0.0958	$0.0958
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.1998	0.1998	0.1998
October 22, 2025	September 30, 2025 (b)	November 3, 2025	0.1996	0.1996	0.1996
January 28, 2026	December 31, 2025 (b)	February 4, 2026	0.2194	0.2194	0.2194

			$0.7146	$0.7146	$0.7146

(a)	To unitholders of record immediately following the close of business.
(b)	To unitholders of record as of the open of business.
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
For the year ended
December 31, 2025, $17.8 million, $12.6 million and $1.3 million of distributions were reinvested in Class I, Class S and Class D Units, respectively.

6.	Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into an amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXINFRA U.S. Partnership Agreement”), with the General Partner. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation
(“Performance Participation Allocation”) by BXINFRA U.S. Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. For the year ended December 31, 2025, BXINFRA U.S. was allocated $44.1 million of the Performance Participation Allocation recognized by the Aggregator. BXINFRA U.S. had no Performance Participation Allocation during the year ended December 31, 2024. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Performance Participation Allocation.

Blackstone Infrastructure Strategies L.P.
Notes to Financial
 Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investment Management Agreement
BXINFRA U.S. has entered into an investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA pays the Investment Manager a management fee (the “Management Fee”). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds.
The Investment Manager
agreed to waive the Management Fee for the first six months following the Initial Closing Date. Effective July 1, 2025, the Aggregator began accruing the Management Fee attributable to BXINFRA U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Management

Fee.
For the year ended
December 31, 2025, BXINFRA U.S. was allocated $28.3 million of the gross Management Fee recognized by the Aggregator, of which $9.9 million was waived by the Investment Manager for the year ended December 31, 2025. BXINFRA U.S. had no gross Management Fee during the year ended December 31, 2024.
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
For the year ended December 31, 2025, BXINFRA U.S. was allocated $2.3 million of the Administration Fee recognized by the Aggregator. BXINFRA U.S. had no Administration Fee during the year ended December 31, 2024. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Statements of Operations. Refer to the Aggregator’s consolidated financial statements for more information regarding the Administration Fee.
Dealer Manager Agreement
BXINFRA U.S. and the Feeder entered into an amended and restated dealer manager agreement, as may be further amended and restated from time to time (the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXINFRA U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units,

Blackstone Infrastructure Strategies L.P.
Notes to Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXINFRA U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXINFRA U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85%

and

0.25%
of the value of BXINFRA U.S.’s Transactional NAV attributable to Class S and Class D Units, respectively, as of the last day of each month. In calculating the servicing fees, BXINFRA U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, redemptions for that month and distributions, if any, payable on BXINFRA U.S.’s Units. There are no unitholder servicing fees with respect to Class I Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. Servicing Fees Payable as of December 31, 2025 were
$69.2 million. There was no Servicing Fees Payable as of December 31, 2024.
Line of Credit and Warehousing Agreements
BXINFRA U.S. entered into an unsecured, uncommitted Line of Credit with Finco. BXINFRA U.S. and the Investment Manager, in its capacity as investment manager, on behalf of BXINFRA U.S. and not for its own account, entered into the A&R Warehousing Agreement (as defined below) with Finco in connection with the launch and ramp-up
of the BXINFRA Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note 9. “Warehousing Agreement.”
Due to/from Affiliates
Due to Affiliates is composed of cash advances made by Finco on behalf of BXINFRA U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXINFRA U.S. and are non-interest
bearing. Due from Affiliates is composed of balances owed to BXINFRA U.S. from other non-consolidated
entities within BXINFRA.
BXINFRA Lux
BXINFRA invests alongside BXINFRA Lux, a European long-term investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.

7.	Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from BXINFRA U.S.’s available liquidity, including proceeds from the issuance of Units by BXINFRA U.S. and available borrowing capacity under the Line of Credit. For information regarding the Line of Credit, see Note 4. “Line of Credit Agreement.”

Blackstone Infrastructure Strategies L.P.
Notes to Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.

8.	Income Taxes
Uncertain Tax Positions
As of December 31, 2025 and December 31, 2024, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. BXINFRA U.S. evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to BXINFRA U.S.’s financial statements as of and for the year ended December 31, 2025.

9.	Warehousing Agreement
On August 22, 2025, BXINFRA U.S., BXINFRA Lux, the Investment Manager and Finco entered into an amended and restated warehous ing
 agreement (as may be further amended and restated from time to time, the “A&R Warehousing Agreement”). Under the A&R Warehousing Agreement, in connection with the launch and ramp-up
of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $
675.0
million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). At any time during the term of the A&R Warehousing Agreement, an Approved Warehoused Investment is acquired by consolidated legal entities of Finco, which together act as the “BXINFRA Warehouse.”
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

Blackstone Infrastructure Strategies L.P.
Notes to Financial
Statements - Continued
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
During the year ended December 31, 2025, BXINFRA acquired nine investments as well as a liquid loan portfolio from the BXINFRA Warehouse at cost pursuant to the A&R Warehousing Agreement. Finco agreed to waive the 5%

annualized amount in excess of cost contemplated by the A&R Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Statements of Operations.
As of December 31, 2025, there were seven investments for a total commitment amount of
$952.6
million remaining in the BXINFRA Warehouse, out of which
$294.2
million has been funded by Finco. Any investments that have not yet closed are subject to customary closing conditions, and the BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to purchase such assets as determined by the Investment Manager. As of December 31, 2025, the Investment Manager had not determined the allocation of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.

10.	Financial Highlights
The following financial highlights are calculated for the unitholders of BXINFRA U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. BXINFRA U.S. had not received subscriptions or commenced investing activities during the year ended December 31, 2024.

Blackstone Infrastructure Strategies L.P.
Notes to Financial
Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Year Ended December 31, 2025 (a)
	Class I	Class S	Class D
	Units	Units	Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—

Proceeds from Units Issued	25.00	25.00	25.00

Net Investment Income	0.69	0.68	0.69
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	2.57	2.55	2.55

Net Increase in Net Assets Resulting from Investment Operations	3.26	3.24	3.24
Distributions	(0.71)	(0.71)	(0.71)
Servicing Fees	—	(1.78)	(0.54)

Net Increase in Net Assets	2.54	0.74	1.99

Net Asset Value, End of Period	$27.54	$25.74	$26.99

Units Outstanding, End of Period	83,138,103	41,962,043	4,271,682
Total Return Based on Net Asset Value (b)	13.02%	5.81%	10.82%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	0.93%	0.94%	0.93%
Warehousing Fees Waivers	-0.83%	-0.85%	-0.84%

Total Expenses	0.09%	0.10%	0.10%

Net Investment Income	4.39%	4.40%	4.47%

(a)	Amounts may not add due to rounding.
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
Except as noted below, there have been no events since December 31, 2025 that require recognition or disclosure in the financial statements.
As of March 6, 2026, BXINFRA U.S. redesignated its existing Class I Units as
Class I-Series
I Units and designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units. The redesignation did not result in any adjustments to the financial statements.

BXINFRA Aggregator (CYM) L.P.

Report of Independent Registered Public Accounting Firm
To the Unitholders and the General Partner of BXINFRA Aggregator (CYM) L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of BXINFRA Aggregator (CYM) L.P. and subsidiaries (the “Aggregator”) as of December 31, 2025 and 2024, including the condensed consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, and for the period from August 13, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Aggregator as of December 31, 2025 and 2024, and the results of its operations, its changes in net assets, and its cash flows for the year ended December 31, 2025 and for the period from August 13, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Aggregator’s management. Our responsibility is to express an opinion on the Aggregator’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Aggregator in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Aggregator is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Aggregator’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE
 & TOUCHE LLP
New York, New York
March 6, 2026
We have served as the Aggregator’s auditor since 2024.

BXINFRA Aggregator (CYM) L.P.
Consolidated Statements of Assets and Liabilities
(Dollars in Thousands, Except Unit Data)

	December 31,	December 31,
	2025	2024
Assets
Investments at Fair Value (Cost $3,019,921 as of December 31, 2025; $- as of December 31, 2024)
Unpledged	$3,167,543	$—
Pledged to Counterparties	72,049	—
Investments in Affiliated Investee Funds at Fair Value (Cost $802,546 as of December 31, 2025; $- as of December 31, 2024)	920,479	—
Cash and Cash Equivalents	64,744	—
Due from Affiliates	193	—
Derivative Assets at Fair Value (Cost $- as of December 31, 2025 and December 31, 2024)	143	—
Interest and Dividend Receivable and Other Assets	75,138	—
Deferred Assets	1,181	—

Total Assets	$4,301,470	$—

Liabilities and Equity
Due to Affiliates	$918	$—
Credit Facilities	70,000	—
Repurchase Agreements	58,005	—
Accounts Payable, Accrued Expenses, and Other Liabilities	4,319	—
Payable for Investments Purchased	256,138	—
Accrued Performance Participation Allocation	47,377	—
Management Fee Payable	7,848	—
Derivative Liabilities at Fair Value (Cost $- as of December 31, 2025 and December 31, 2024)	265	—
Deferred Tax Liabilities, Net	3,165	—
Taxes Payable	507	—
Organization Costs Payable	3,188	—
Administration Fees Payable	628	—
Offering Costs Payable	410	—
Distributions Payable	30,486	—
Redemptions Payable	1,178	—

Total Liabilities	484,432	—

Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class A Units, unlimited Units authorized (138,551,291 Units issued and outstanding as of December 31, 2025; no Units issued and outstanding as of December 31, 2024)	3,817,038	—
Limited Partnership Unit — Class B Units, unlimited Units authorized (no Units issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—

Total Net Assets	3,817,038	—

Total Liabilities and Net Assets	$4,301,470	$—

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Consolidated Statements of Operations
(Dollars in Thousands)

		August 13, 2024
	Year Ended	(Inception) to
	December 31,	December 31,
	2025	2024
Income
Interest Income	$60,416	$—
Dividend Income	34,328	—
Other	3,937	—

Total Income	98,681	—

Expenses
Management Fees	30,519	—
Organizational Expenses	3,188	—
Performance Participation Allocation	47,377	—
Professional Fees	13,081	—
Deferred Financing Cost Amortization	241
Deferred Offering Costs Amortization	410	—
Administration Fees	2,441	—
Interest Expense	3,468
Other Expenses	1,115	—

Total Expenses	101,840	—
Management Fees Waived	(10,701)	—
Expense Support	(665)	—

Net Expenses	90,474	—

Net Investment Income Before Provision for Taxes	8,207	—
Provision for Taxes	4,195	—

Net Investment Income	4,012	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	(17,090)	—
Net Change in Unrealized Gain (Loss) on Investments	331,270	—
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(123)	—
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	6,392	—

Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	320,449	—

Net Increase in Net Assets Resulting from Operations	$324,461	$—

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Consolidated Statements of Changes in Net Assets
(Dollars in Thousands)

	Class A	Class B	Total
	Units	Units	Net Assets
Balance at August 13, 2024 (Inception) and December 31, 2024	$—	$—	$—

Balance at December 31, 2024	$—	$—	$—
Proceeds from Units Issued	3,538,760	—	3,538,760
Net Investment Income	4,012	—	4,012
Distributions Reinvested	32,253	—	32,253
Distributions	(76,585)	—	(76,585)
Net Realized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(17,090)	—	(17,090)
Net Change in Unrealized Gain (Loss) on Investments	331,270	—	331,270
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(123)	—	(123)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	6,392	—	6,392
Redemption of Units, Net of Early Redemption Deduction	(1,851)	—	(1,851)

Balance at December 31, 2025	$ 3,817,038	$—	$ 3,817,038

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

		August 13, 2024
	Year Ended	(Inception) to
	December 31, 2025	December 31, 2024
Operating Activities
Net Increase in Net Assets Resulting from Operations	$324,461	$—
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	17,090	—
Net Change in Unrealized (Gain) Loss on Investments	(331,270)	—
Net Change in Unrealized (Gain) Loss on Derivative Instruments	123	—
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	(6,392)	—
Net Amortization of Debt Investments - Liquids	648	—
Net Accretion of Debt Investments - Infrastructure	(270)	—
Deferred Offering Costs Amortization	410	—
Purchases of Investments	(4,847,629)	—
Proceeds from Investments	1,008,682	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(193)	—
Interest and Dividend Receivable and Other Assets	(75,138)	—
Deferred Assets	(1,591)	—
Due to Affiliates	918	—
Accounts Payable, Accrued Expenses, and Other Liabilities	4,319	—
Payable for Investments Purchased	256,138	—
Accrued Performance Participation Allocation	47,377	—
Management Fee Payable	7,848	—
Deferred Tax Liabilities, Net	3,165	—
Taxes Payable	507	—
Organization Costs Payable	3,188	—
Administration Fees Payable	628	—
Offering Costs Payable	410	—

Net Cash Used in Operating Activities	(3,586,571)	—

continued…
See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

		August 13, 2024
	Year Ended	(Inception) to
	December 31, 2025	December 31, 2024
Financing Activities
Proceeds from Issuance of Units	3,538,760	—
Distributions Reinvested	32,253	—
Proceeds from Repurchase Agreements	136,457	—
Repayment of Repurchase Agreements	(78,452)	—
Proceeds from Credit Facilities	1,144,000	—
Repayment of Credit Facilities	(1,074,000)	—
Distributions Paid in Cash	(46,099)	—
Payments for Redemptions	(673)	—

Net Cash Provided by Financing Activities	3,652,246	—

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(931)	—

Cash and Cash Equivalents
Net Increase	64,744	—
Beginning of Period	—	—

End of Period	$64,744	$—

Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes	$523	$—

Supplemental Disclosure of Non-Cash Financing Activities
Distributions Payable	$30,486	$—

Redemptions of Units	$1,178	$—

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

	$		$		$
					Fair Value as
					a Percentage
Name of Investment	Geography		Fair Value		of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,051,635 Shares)		APAC		$346,583	9.1%
Odyssey Holdco L.L.C. (c) (811,288 Shares)		Americas		244,587	6.4%
Other Investment(s) in Equity		Americas		21,259	0.6%

Total Digital Infrastructure				612,429	16.0%

Energy Infrastructure
Other Investment(s) in Equity		Americas		123,060	3.2%

Total Energy Infrastructure				123,060	3.2%

Transportation Infrastructure
Poseidon Holdco I L.P. (d) (500,000 Shares)		Americas		580,177	15.2%
Mercury Co-Invest L.P. (e) ( 783,265 Shares)		Americas		534,915	14.0%
Hieroglyphs L.P. (220 Shares)		EMEA		222,041	5.8%
Other Investment(s) in Equity		EMEA		76	0.0%

Total Transportation Infrastructure				1,337,209	35.0%

Various (f)
Infrastructure Investments L.P. (g) (640,423 Shares)		Various		790,228	20.7%
Other Investment(s) in Affiliated Investee Funds		Various		130,251	3.4%

Total Various				920,479	24.1%

Total Equity Investments (Cost: Americas $1,349,855, EMEA $219,658, APAC $297,475, Various $802,546)				2,993,177	78.4%

continued…
See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

		$		$
				Fair Value as
				a Percentage
Name of Investment	Geography	Fair Value		of Net Assets
Debt Investments (i)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA		$29,670	0.8%
Other Investment(s) in Debt	Americas		9,738	0.3%

Total Consumer and Services			39,408	1.0%

Digital Infrastructure
Odyssey Holdco L.L.C.	Americas		25,001	0.7%
Other Investment(s) in Debt	Americas		101,724	2.7%

Total Digital Infrastructure			126,725	3.3%

Energy
Other Investment(s) in Debt (h)	Americas		197,485	5.2%

Total Energy			197,485	5.2%

Energy Infrastructure
Other Investment(s) in Debt	Americas		62,031	1.6%

Total Energy Infrastructure			62,031	1.6%

Industrials
Other Investment(s) in Debt	Americas		2,549	0.1%

Total Industrials			2,549	0.1%

Infrastructure Services
Other Investment(s) in Debt	Americas		112,436	2.9%

Total Infrastructure Services			112,436	2.9%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas		20,012	0.5%

Total Technology, Media and Entertainment			20,012	0.5%

continued…
See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

		$		$
				Fair Value as
				a Percentage
Name of Investment	Geography	Fair Value		of Net Assets
Debt Investments (continued) (i)
Debt Investments - Infrastructure (continued)
Transportation Infrastructure
Poseidon Seller 3 L.L.C.	Americas		$72,049	1.9%
Other Investment(s) in Debt	Americas		65,836	1.7%

Total Transportation Infrastructure			137,885	3.6%

Total Debt Investments - Infrastructure (Cost: Americas $658,321, EMEA $25,914)			698,531	18.3%

Debt Investments - Liquid (j)
Consumer and Services
Other Investment(s) in Debt	Americas		128,251	3.4%
Other Investment(s) in Debt	EMEA		9,014	0.2%

Total Consumer and Services			137,265	3.6%

Digital Infrastructure
Other Investment(s) in Debt	Americas		2,135	0.1%

Total Digital Infrastructure			2,135	0.1%

Energy
Other Investment(s) in Debt	Americas		4,283	0.1%

Total Energy			4,283	0.1%

Energy Infrastructure
Other Investment(s) in Debt	Americas		6,408	0.2%

Total Energy Infrastructure			6,408	0.2%

Healthcare
Other Investment(s) in Debt	Americas		33,875	0.9%
Other Investment(s) in Debt	EMEA		4,156	0.1%

Total Healthcare			38,031	1.0%

Industrials
Other Investment(s) in Debt	Americas		35,592	0.9%

Total Industrials			35,592	0.9%

continued…
See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

		$		$
				Fair Value as
				a Percentage
Name of Investment	Geography	Fair Value		of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (continued) (j)
Infrastructure Services
Other Investment(s) in Debt	Americas		$123,976	3.2%
Other Investment(s) in Debt	EMEA		5,149	0.1%
Other Investment(s) in Debt	APAC		2,136	0.1%

Total Infrastructure Services			131,261	3.4%

Real Estate
Other Investment(s) in Debt	Americas		6,147	0.2%

Total Real Estate			6,147	0.2%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas		91,082	2.4%
Other Investment(s) in Debt	APAC		3,015	0.1%
Other Investment(s) in Debt	EMEA		2,010	0.1%

Total Technology, Media and Entertainment			96,107	2.5%

Transportation Infrastructure
Other Investment(s) in Debt	Americas		11,134	0.3%

Total Transportation Infrastructure			11,134	0.3%

Total Debt Investments - Liquid (Cost: Americas $443,224, EMEA $20,329, APAC $5,145)			468,363	12.3%

Total Debt Investments (Cost: Americas $1,101,545, EMEA $46,243, APAC $5,145)			1,166,894	30.6%

Total Investments and Investments in Affiliated Investee Funds (Cost: $3,822,467)			4,160,071	109.0%

continued…
See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

	$		$		$
					Fair Value as
					a Percentage
Name of Investment	Geography		Fair Value		of Net Assets
Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management		Americas		$8,745	0.2%
Fidelity Investments Money Market Treasury		Americas		4,737	0.1%

Total Money Market Fund (Cost: Americas $13,482)				13,482	0.4%

Cash
Cash Held at Banks		n/a		51,262	1.3%

Total Cash (Cost: $51,262)				51,262	1.3%

Total Cash and Cash Equivalents (Cost: $64,744)				64,744	1.7%

Derivative at Fair Value
Derivative Assets at Fair Value
Foreign Currency Contracts		n/a		143	0.0%

Total Derivative Assets at Fair Value (Cost: $-)				143	0.0%

Derivative Liabilities at Fair Value
Foreign Currency Contracts		n/a		(265)	0.0%

Total Derivative Liabilities at Fair Value (Cost: $-)				(265)	0.0%

Total Derivatives (Cost: $-)				(122)	0.0%

Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $3,887,211)				$4,224,693	110.7%

Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a	Not applicable.
EMEA	Europe, Middle East and Africa.
APAC	Asia Pacific.
(a)
Equity Investments are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interest (4) warrants and (5) other equity-linked securities.

(b)
BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA’s proportionate fair value representing $34.8 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 165,605,569,717 shares in the investee.

(c)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $217.2 million, representing 5.7% of BXINFRA Net Assets and BXINFRA indirectly owns 719,237 shares in the investee.

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025
(Dollars in Thousands, Except Share Data)

(d)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA’s proportionate fair value representing $37.1 million, or 1.0% of BXINFRA Net Assets and BXINFRA indirectly owns 32,214 shares in the investee.

(e)
BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury
Co-Invest
L.P. with BXINFRA’s proportionate fair value representing $
89.0
 million, or
2.3
% of BXINFRA Net Assets and BXINFRA indirectly owns
131,326
 shares in the investee.

(f)	Fund investments are diversified and are not categorized to one industry.
(g)
BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation and Digital which are 29.1%, 28.4% and 42.6% of the Infrastructure Investments L.P. vehicle’s investments, respectively.

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

See notes to consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1.	Organization
BXINFRA Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on
August 13, 2024.
BXINFRA Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the exempted amended and restated limited partnership agreement, as may be further amended and restated from time to time (the “Aggregator Partnership Agreement”).
Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) are private funds exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. BXINFRA U.S. and the Feeder are organized to invest primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”). BXINFRA U.S. and the Feeder are structured as a perpetual-life strategy with monthly, fully funded subscriptions and periodic redemptions. The Feeder invests all or substantially all of its assets in BXINFRA U.S. In turn, BXINFRA U.S. invests all or substantially all of its assets in the Aggregator.
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding Blackstone Private Markets Solutions
SCA-SICAV
– Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its parallel funds (together, “BXINFRA Lux”). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. Parallel Funds are expected to invest directly, or indirectly through one or more intermediate entities, into the Aggregator. BXINFRA U.S., the Feeder, the Aggregator and any Parallel Funds collectively form “BXINFRA.” BXINFRA and BXINFRA Lux collectively form the “BXINFRA Fund Program,” but are operated as distinct investment structures.
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
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when BXINFRA U.S. and the Feeder first sold unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which, in turn, began investment operations.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,
Financial Services—Investment Companies
, (“ASC 946”). Accordingly, the Aggregator reflects its investments on the Consolidated Statements of Assets and Liabilities at their fair value with unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Consolidated Statements of Operations. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the fair value of investments and financial instruments at the date of the consolidated financial statements. Management believes that estimates made in preparing its financial statements are reasonable. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.
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

•
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

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

•
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

•
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Investment Manager’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
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
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance
and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the consolidated financial statements.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
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

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Derivative Instruments
The Aggregator recognizes derivative
instruments
as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments and Derivative Instruments on the Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Consolidated Statements of Operations.
The Aggregator has elected to not offset derivative assets and liabilities in its Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Aggregator, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator’s other disclosures regarding derivative instruments are discussed in Note 4. “Derivative Instruments.”
Repurchase Agreements
Securities sold under agreements to repurchase (“repurchase agreements”) represent collateralized financing transactions. Such transactions are recorded as secured borrowings rather than sales as the Aggregator retains effective control of transferred assets through the term of a repurchase agreement. Secured borrowings are presented within Repurchase Agreements in the Consolidated Statements of Assets and Liabilities at their contractual amounts and include accrued interest.
The Aggregator may manage credit exposure arising from repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Aggregator, in the event of a counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
The Aggregator may also pledge its investments to counterparties to collateralize repurchase agreements. Investments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded within Investments at Fair Value – Pledged to Counterparties in the Consolidated Statements of Assets and Liabilities. Investments which are not pledged to counterparties or which are pledged but cannot be repledged are recorded within Investments at Fair Value – Unpledged in the Consolidated Statements of Assets and Liabilities. The Aggregator does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Consolidated Statements of Assets and Liabilities. Additional disclosures relating to repurchase agreements are included in Note 5. “Repurchase Agreements.”

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds, Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Consolidated Statements of Operations. The Aggregator may have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Performance Participation Allocation, Administration Fee and Management Fee Payables
For more information regarding these payables reported on the Consolidated Statements of Assets and Liabilities, see Note 8. “Related Party Transactions.”
Foreign Currency
In the normal course of business, the Aggregator makes investments in
non-U.S.
dollar currency investments.
Non-U.S.
dollar denominated assets and liabilities are translated to U.S. dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the prevailing exchange rates at the respective transaction dates. Translation adjustments arising from the translation of
non-U.S.
dollar denominated assets and liabilities are recorded in Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies on the Consolidated Statements of Operations.
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
Organizational and Offering Expenses
Prior to the Initial Closing Date,
organizational
and offering expenses were paid by the Investment Manager. After BXINFRA U.S. and the Feeder first accepted third-party investors and commenced investment operations, costs associated with the organization of BXINFRA were expensed. Costs associated with the offering of BXINFRA U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from January 2, 2025. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXINFRA U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Consolidated Statements of Operations.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fees Offset and Waived
The Investment Manager agreed to waive the Management Fee (as defined in Note 8. “Related Party Transactions”) for the first six months following the Initial Closing Date. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statements of Operations.
As described in the Investment Management Agreement (as defined in Note 8. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata
share of 100% of the net
break-up,
topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXINFRA through secondary market purchases of existing investments in established investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates (“Other Blackstone Accounts”), paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 8. “Related Party Transactions” for more information.
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation (as defined in Note 8. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Consolidated Statements of Operations. Refer to Note 8. “Related Party Transactions” for more information.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not
threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for Taxes on the Consolidated Statements of Operations.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units (as defined in Note 7. “Net Assets”) as authorized by the General Partner. The declaration of distributions by the Aggregator to BXINFRA U.S. and any Parallel Fund generally occur concurrent with BXINFRA U.S. and any Parallel Fund declaring distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. For further detail on the quarterly distributions to be declared by BXINFRA U.S., see Note 5. “Net Assets” in the “Notes to Financial Statements” of BXINFRA U.S.
Affiliates
The General Partner, Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., the Feeder, Parallel Funds, BXINFRA Lux and
O
ther Blackstone
 Accounts
are affiliates of the Aggregator.

3.	Investments and Fair Value Measurement
The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels. The Aggregator had not commenced investing activities as of December 31, 2024.

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$64,744	$—	$—	$—	$64,744

Investments
Equity Investments	—	31,285	2,041,413	—	2,072,698

Debt Investments
Infrastructure	—	491,358	207,173	—	698,531
Liquids	—	468,363	—	—	468,363

Total Debt Investments	—	959,721	207,173	—	1,166,894

Total Investments	—	991,006	2,248,586	—	3,239,592

Investments in Affiliated
Investee Funds	18,866	55,268	776,568	69,777	920,479
Derivative Assets	—	143	—	—	143

	$83,610	$1,046,417	$3,025,154	$69,777	$4,224,958

Liabilities
Derivative Liabilities	$—	$265	$—	$—	$265

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after
a
predetermined date. As of December 31, 2025, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature
and
may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$2,041,413	Discounted Cash Flows	WACC	8.7% - 11.9%	10.4%	Lower
			Exit Capitalization Rate	6.1%	6.1%	Lower
			Exit Multiple	11.5 x - 20.4 x	17.7 x	Higher
		Transaction Price	n/a
Debt Investments - Infrastructure	207,173	Third-Party Pricing	n/a
		Other	n/a
		Transaction Price	n/a

Total Investments	2,248,586
Investments in Affiliated Investee Funds	776,568	Discounted Cash Flows	WACC	5.4% - 21.4%	10.0%	Lower
			Exit Capitalization Rate	4.6% - 7.2%	6.2%	Lower
			Exit Multiple	11.5x - 24.7x	14.8 x	Higher
		Other	Discount to Escrow	30.1%	30.1%	Higher
		Transaction Price	n/a

	$3,025,154

n/a	Not applicable.

WACC	Weighted-Average Cost of Capital.

Exit Multiple	Ranges include the last twelve months EBITDA multiples and the next twelve months forward EBITDA multiples.

Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Year Ended December 31, 2025
		Debt
	Equity	Investments -	Investments
	Investments	Infrastructure	in Affiliates	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	1,827,077	140,914	701,488	2,669,479
Sales and Proceeds from Investments	(11,176)	(3,510)	(13,981)	(28,667)
Transfer Out of Level III (a)	—	—	—	—
Change in Gain Included in Net Assets	225,512	69,769	89,061	384,342

Balance, End of Period	$2,041,413	$207,173	$776,568	$3,025,154

Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$225,512	$69,769	$89,061	$384,342

(a)	The transfers out of Level III financial assets were primarily due to a change of observability of inputs used in the valuations of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a
g
eneral
p
artner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient as of December 31, 2025.

NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$355,000	$69,777

(a)	The Affiliated Investee Funds included primarily invest in infrastructure assets.

4.	Derivative Instruments
In the normal course of business, the Aggregator may enter into derivative contracts to achieve certain risk management objectives.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Aggregator may enter into derivative instruments to hedge against foreign currency exchange rate risk on a portion or all of its
non-U.S.
dollar denominated investments. These instruments primarily include (a) forward currency contracts and (b) foreign currency swaps. The Aggregator utilizes forward currency contracts and foreign currency swaps, collectively referred to as foreign exchange contracts, to economically hedge the currency exposure associated with certain foreign-denominated investments. These derivative contracts are not designated as hedging instruments for accounting purposes. The use of foreign exchange contracts does not eliminate fluctuations in the price of the underlying investments recognized by the Aggregator. Additionally, the Aggregator may enter into derivative instruments to hedge against other risks in its investments, including commodity price risk and equity price risk.
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts in thousands:

	December 31, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivative Instruments
Foreign Currency Contracts (GBP)	£70,000	$14	£125,000	$234	£—	$—	£—	$—
Foreign Currency Contracts (EUR)	€32,000	129	€20,000	31	€—	—	€—	—

		$143		$265		$—		$—

The table below summarizes the impact to the Consolidated Statements of Operations from derivative instruments:

		August 13, 2024
	Year Ended	(Inception) to
	December 31,	December 31,
	2025	2024
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(10,735)	$—

Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	(122)	—

	$(10,857)	$—

As of December 31, 2025 and December 31, 2024, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for
accounting purposes.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5.	Repurchase Agreements
As of December 31, 2025, the Aggregator held investments pledged as collateral with a carrying value of $72.0 million. As of December 31, 2024, the Aggregator had no repurchase agreements and hence held no investments pledged as collateral for repurchase agreements.
The following table presents information regarding the Aggregator’s repurchase agreement obligations:

December 31, 2025
Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

December 31, 2025
Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$58,005

Amounts Subject to an Enforceable Master Netting Arrangement	$58,005

(a)	Represents collateral type.

6.	Borrowings
Brentwood Credit Facility
On March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly owned subsidiary of
the Aggregator that holds broadly syndicated loans, entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $
300.0
million, subject to customary conditions. The Brentwood Credit Facility contains customary representations and warranties. The obligations of the Brentwood Borrowers under the Brentwood Credit Facility have limited recourse and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and commitment fees. The parties to the Brentwood Credit Facility include the Brentwood Borrowers, BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C. as
co-collateral
managers, a third-party administrative agent (in such capacity, the “Brentwood Administrative Agent”), also serving as sole lead arranger, and the other third-party lenders as identified in the Brentwood Credit Facility. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on
 March 5, 2029. Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment.
Under the Brentwood Credit Facility, advances bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for U.S. dollar advances, at the election of the Brentwood Borrowers, is
the
one-month
or three-month term Secured Overnight Financing Rate (“SOFR”) or the “base rate” (as defined in the Brentwood Credit Facility)), plus an applicable margin of 1.35% per annum. From and after March 3, 2028, the applicable margin for advances will increase by
0.30
% per annum.
The Aggregator may voluntarily prepay any loans upon notice to the Brentwood Administrative Agent without a premium or penalty, subject to certain conditions.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of December 31, 2025, the Aggregator had no balance outstanding under the Brentwood Credit Facility.
Jutland Credit Facility
On October 9, 2025, BXINFRA Jutland Funding ICP L.L.C. (the “Jutland Borrower”), a consolidated wholly owned subsidiary of the Aggregator, entered into a senior secured revolving credit agreement (the “Jutland Credit Facility”) pursuant to which the lender thereunder agreed to provide loans for an aggregate commitment amount not to exceed
$150.0
million, subject to customary conditions. The Jutland Credit Facility contains customary representations and warranties. The obligations of the Jutland Borrower under the Jutland Credit Facility have limited recourse and are secured by a first priority security interest in the assets of the Jutland Borrowers. Under the Jutland Credit Facility, the Jutland Borrower will bear customary expenses for a credit facility of this size and type, including unused commitment fees, average utilization fees and prepayment premiums.
The parties to the Jutland Credit Facility include the Jutland Borrower, BXINFRA ICP L.L.C. as portfolio manager, a third-party collateral agent and collateral administrator, and another third-party lender, also serving as administrative agent (the “Jutland Administrative Agent”), as identified in the Jutland Credit Facility. The period in which the Jutland Borrower may make borrowings under the Jutland Credit Facility expires on October 9, 2028, and the Jutland Credit Facility matures on October 9, 2029. Upon an event of default, the Jutland Administrative Agent may also terminate its commitment.
Under the Jutland Credit Facility, borrowings denominated in U.S. dollars will bear interest at a rate of the three-month SOFR plus an applicable margin of 1.45% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Jutland Administrative Agent, without a premium or penalty, subject to certain conditions. The Jutland Credit Facility is subject to a commitment fee that accrues at 0.45% per annum on the average daily unused aggregate commitment above a Minimum Utilization Percentage (defined below). If during any quarter, the aggregate outstanding principal amount of advances divided by the aggregate commitments (the “Average Utilization”), is less than (
a
) for the period from October 9, 2025 to and including February 9, 2026,
 40.00
%, (
b
) for the period from February 10, 2026 to and including April 9, 2026,
 50.00% and (
c
) thereafter, 65.00
% (the “Minimum Utilization Percentage”), the Aggregator shall also pay an average utilization fee (the “Average Utilization Fee”). The Average Utilization Fee is calculated as
1.45
%, multiplied by the Minimum Utilization Percentage minus the Average Utilization, multiplied by the aggregate commitment.
As of December 31, 2025, the Aggregator had $70.0 million outstanding under the Jutland Credit Facility. The carrying value of amounts outstanding under the Jutland Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of December 31, 2025, the effective interest rate on borrowings outstanding was 5.15%.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Aggregator Credit Agreement
On January 26, 2026, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $400.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator may not incur new loans or letters of credit in excess of the applicable loan to value ratio of
22.5
%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement).
The parties to the Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”), and certain other lenders and the letter of credit issuers as identified in the Aggregator Credit Agreement. The Aggregator Credit Agreement matures on January 26, 2028
, subject to a
one-year
extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the
(a) one-month
term SOFR plus a spread of 3.00
% per annum, (b) daily simple SOFR plus a spread of
3.00
% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of
2.00
%. Such rates may be increased by up to
2.50
% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from
0.45
% to
0.65
% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment fees.
The Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Aggregator Credit Agreement are non-recourse
to BXINFRA U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Aggregator Credit Agreement may also terminate their commitment.
As of December 31, 2025, the Aggregator had
no borrowings or amounts outstanding as the Aggregator had not yet entered into the Aggregator Credit Agreement.

7.	Net Assets
The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of Class A Units and Class B Units (each, an “Aggregator Unit”). No Class B Units have been issued by the Aggregator since inception. As of December 31, 2025, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. Class A Units are issued to both the BXINFRA U.S. limited partner and the Parallel Fund limited partner. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued Class A Units in exchange for their contributions to the Aggregator.
The term “Transactional NAV” refers to the price at which transactions in the Aggregator’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXINFRA U.S. Board of Directors. The purchase price per Aggregator Unit of each limited partner is equal to the Transactional NAV per Aggregator Unit for such limited partner as of the last calendar day of the immediately preceding month. Before the Aggregator determined its first Transactional NAV, the initial purchase price for the Aggregator’s Units was $25.00 per Aggregator Unit.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
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
month-end
Transactional NAV per Aggregator Unit.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class A Units	Total
Units Outstanding as of August 13, 2024 (Inception) and December 31, 2024	—	—

Units Outstanding as of December 31, 2024	—	—
Units Issued	137,387,610	137,387,610
Distributions Reinvested	1,232,937	1,232,937
Redemption of Units	(69,256)	(69,256)

Units Outstanding as of December 31, 2025	138,551,291	138,551,291

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
The following tables present a summary of the aggregate distributions declared and payable for the year ended December 31, 2025 for each applicable class of Units.

			Distributions Per Unit
Declaration Date	Record Date	Payment Date	Class A Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0962
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.2000
October 22, 2025	September 30, 2025 (b)	November 3, 2025	0.2000
January 28, 2026	December 31, 2025 (b)	February 4, 2026	0.2200

			$0.7162

(a)	To unitholders of record immediately following the close of business.
(b)	To unitholders of record as of the open of business.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distribution Reinvestment Plan
When a cash distribution is declared, each Aggregator unitholder that has not “opted out” of the Distribution Reinvestment Plan (“DRIP”) prior to the payment date will have their distributions automatically reinvested in additional Aggregator Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per Aggregator Unit for such Aggregator Unit. For further details on the DRIP, see Note 5. “Net Assets” in the “Notes to Financial Statements” of BXINFRA U.S.
For the year ended December 31, 2025, $
32.2 million of distributions were reinvested in Class A Units.

8.	Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXINFRA’s portfolio management function to the Investment Manager on January 2, 2025.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA U.S. (indirectly through the Aggregator) equal to
12.5
% of total return subject to a
5
% annual hurdle amount and a high water mark with
100
%
catch-up.
Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating
for partial periods), and without taking into account accrued and unpaid taxes of any Intermediate Entity through which BXINFRA indirectly invests in an investment or taxes paid by any such Intermediate Entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation will be payable quarterly. The General Partner may elect to receive the Performance Participation Allocation in cash, the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units and/or equity of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
For the year ended December 31, 2025, the Aggregator accrued Performance Participation Allocation of $47.4 million. The Aggregator had no accrued Performance Participation Allocation for the year ended December 31, 2024. The amount of unrealized Performance Participation Allocation accrued is as if BXINFRA had been liquidated at its net asset value at that date and at that time, if any, will be paid or realized to the General Partner. The unrealized Performance Participation Allocation is subject to the future performance of BXINFRA throughout the Performance Participation Allocation period of each limited partner.
Investment Management Agreement
On January 2, 2025, BXINFRA U.S. entered into an investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services (including structuring investments through the Aggregator), the Investment Manager has entered into, and may in the future enter into sub-advisory,
or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory
relationships do not affect the terms of the Investment Management Agreement.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to
1.25
%
of the Aggregator’s Transactional NAV per year, payable monthly, before giving effect to any accruals for the Management Fee, servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any Intermediate Entity through which the Aggregator indirectly invests in an investment or taxes paid by any such Intermediate Entity during the applicable month.
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
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. As of July 1, 2025, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such
m
anagement fee offsets for the year ended December 31, 2025 and for the period from August 13, 2024 (inception) to December 31, 2024. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on
m
anagement fee waivers.
For the year ended December 31, 2025, the Aggregator accrued gross Management Fees of $
30.5 million, of which $10.7 million was waived by the Investment Manager for the year ended December 31, 2025. The Aggregator had no gross Management Fee during the year ended December 31, 2024. The waived Management Fees are reported in Management Fees Waived on the Consolidated Statements of Operations.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by the Aggregator, equal to, in the aggregate,
0.10
% of the Aggregator’s Transactional NAV per annum payable monthly, before giving effect to any accruals for the Management Fee, the servicing fee, Administration Fee and the Performance Participation Allocation, pending unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment or taxes paid by any such intermediate entity during the applicable month.
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
For the year ended December 31, 2025, the Aggregator accrued Administration Fees of $2.4 million. The Aggregator had no accrued Administration Fees during the year ended December 31, 2024.

BXINFRA
Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments in Affiliated Investee Funds
As of December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $
920.5 million. The Aggregator had not commenced operations as of December 31, 2024. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2025, the Investment Manager has voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of
0.50% of BXINFRA’s NAV.
For the year ended December 31, 2025, the Aggregator accrued Expense Support of $
0.7
million, that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the year ended December 31, 2024.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest
bearing. Due from Affiliates is composed of balances owed to the Aggregator from other non-consolidated
entities within BXINFRA.
BXINFRA Lux
BXINFRA invests alongside BXINFRA Lux, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions. While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.
Related Party Transactions
BXINFRA may, from time to time, enter into transactions with certain affiliates. Such transactions are subject to oversight and, where required, approval by the independent directors of BXINFRA U.S. and are conducted accordance with the terms of BXINFRA U.S.’s limited partnership agreement and applicable policies and procedures.
During the year ended December 31, 2025, the Aggregator acquired Infrastructure Investments, Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to

$
2.3
billion
from Blackstone Holdings Finance Co. L.L.C., an affiliate of the Investment Manager, pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Financial Statements” of BXINFRA U.S.
During the year ended December 31, 2025, the Aggregator extended credit to
Other Blackstone Accounts and
portfolio companies controlled by BXINFRA

in connection with five investments for an aggregate amount of

$
159.5
million. The terms of the investments were negotiated by participating third-party investors and the Aggregator participated on the same terms as such third-party investors and Other Blackstone Accounts, if any.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

A portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the year ended December 31, 2025, the Aggregator funded capital commitments to such funds for an aggregate amount of $589.2 million and received a cash distribution from one such fund for an aggregate amount of $22.0 million.
Additionally, the Investment Manager has delegated the portfolio management of BXINFRA’s Investments in Debt and Other Securities to other Blackstone investment managers (the
“Sub-Investment
Managers”) and, from time to time, the
Sub-Investment
Managers identify opportunities for cross transactions between BXINFRA and Other Blackstone Accounts. During the year ended December 31, 2025, the Aggregator participated in one cross-transaction with an Other Blackstone Account for an aggregate amount of

$
2.5
 million.

9.	Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the
60
months following the Effective Date. As of December 31
, 2025
, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $
3.6
 million of which $
3.2
 million relates to Organizational Expenses and was expensed as incurred and $
0.4
 million relates to offering costs that are capitalized as a deferred expense and amortized over
12
months. For the year ended December 31
, 2025
, organizational and offering expenses totaled $
3.2
 million and $
0.4
 million, respectively, which are reported in Organizational Expenses and Deferred Offering Costs Amortization on the Consolidated Statements of Operations. For the year ended December 31
, 2024
, the Aggregator had no
organizational and offering expenses.
As of
December 31, 2025, the Aggregator had unfunded commitments to existing investments of $581.1 million, of which $63.2 million is committed to other Blackstone funds, and had additional conditional commitments of $644.0 million to new investments, which excludes investment commitments of the BXINFRA Warehouse as it is not certain whether BXINFRA will ultimately acquire any such investments. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of December 31, 2025, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of December 31, 2025.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Income Taxes
The Aggregator’s Provision for Taxes was $4.2
million for the year ended December 31, 2025, resulting in an effective tax rate of

1.3
%.
The primary driver of the 1.3% effective tax rate is that most of the income generated by the Aggregator is not effectively connected with a U.S. trade or business and is not subject to U.S. corporate income tax.
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
The Aggregator’s Net
Increase
in Net Assets Resulting from Operations Before Provision for Taxes consists of the following:

		August 13, 2024
	Year Ended	(Inception) to
	December 31,	December 31,
	2025	2024
Net Increase in Net Assets Resulting from Operations Before Provision for Taxes
United States	$297,919	$—
Foreign	30,737	—

	$328,656	$—

The Aggregator’s Provision for Taxes consists of the following:

		August 13, 2024
	Year Ended	(Inception) to
	December 31,	December 31,
	2025	2024
Current
Federal Income Tax	$1,030	$—
State and Local Income Tax	—	—

Total Current Provision for Tax	1,030	—

Deferred
Federal Income Tax	2,759	—
State and Local Income Tax	406	—

Total Deferred Provision for Tax	3,165	—

Provision for Taxes	$4,195	$—

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table reconciles the Aggregator’s effective income tax rate to the U.S. federal statutory tax rate:

		August 13, 2024
	Year Ended	(Inception) to
	December 31,	December 31,
	2025	2024
Statutory U.S. Federal Income Tax Rate	21.0%	—
Income Not Subject to Income Tax (a)	-19.8%	—
State and Local Income Taxes (b)	0.1%	—

Effective Income Tax Rate	1.3%	—

(a)
Income Not Subject to Income Tax generally refers to the Aggregator’s income that is not effectively connected with a U.S. trade or business nor subject to U.S. corporate income tax, which reduces its effective income tax rate.

(b)
State and Local Income Taxes refers to taxes imposed by individual states and local governments on income, property and sales. These taxes vary by jurisdiction and can significantly impact a corporation’s overall effective tax rate.

Significant components of the Aggregator’s current tax assets and liabilities were as follows:

	December 31,	December 31,
	2025	2024
Taxes Payable
Taxes Payable	$507	$—

Total Taxes Payable	$507	$—

A summary of the significant components of the Aggregator’s deferred tax assets and liabilities is as follows:

	December 31,	December 31,
	2025	2024
Deferred Tax Liabilities
Outside Basis Difference in Underlying Partnership	$3,165	$—

Total Deferred Tax Liabilities	3,165	—

Deferred Tax Liabilities, Net	$3,165	$—

The Aggregator evaluates the realizability of its deferred tax asset on each balance sheet date and adjusts the valuation allowance when it is more-likely-than-not
that all or a portion of the deferred tax asset may not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income. Based on its assessment, the Aggregator has concluded there was no valuation allowance required as of December 31, 2025.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of December 31, 2025, the Aggregator had
no
aggregate federal or state income tax net operating losses (“NOL”).
Uncertain Tax Positions
As of December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the consolidated financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., introducing a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. In accordance with GAAP, the effects of the enacted tax law changes were recognized in the period of enactment.
The OBBBA did not change the U.S. federal corporate income tax rate. The Aggregator evaluated the provisions of the law and determined there was no remeasurement of the deferred tax assets and liabilities and that the OBBBA had no material impact to the Aggregator’s consolidated financial statements as of and for the year ended December 31, 2025.
Tax
Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities. As 2025 is the initial tax year, it will be subject to examinations upon filing its 2025 tax returns.

11.	Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class A Units were outstanding during the year ended December 31, 2024. No Class B Units have been issued by the Aggregator since inception.

BXINFRA Aggregator (CYM) L.P.
Notes to Consolidated Financial Statements - Continued
(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Year Ended
December 31, 2025 (a)
Class A Units
Per Unit Data
Net Asset Value, Beginning of Period	$—

Proceeds from Units Issued	25.00

Net Investment Income	0.16
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	3.10

Net Increase in Net Assets	3.27
Distributions	(0.72)

Net Asset Value, End of Period	$27.55

Units Outstanding, End of Period	138,551,291
Total Return Based on Net Asset Value (b)	13.06%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (c)	2.27%
Expenses and Management Fees Waivers (c)	-0.47%
Accrued Performance Participation Allocation	1.98%

Total Expenses	3.78%

Net Investment Income	0.17%

(a)	Amounts may not add due to rounding.
(b)
Total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.

(c)	Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Interest Expense, Deferred Offering Costs Amortization, Administration Fees and Other.

12.	Subsequent Events
The Aggregator has evaluated the impact of all subsequent events through March 6, 2026, which is the date that these consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.
Aggregator Credit Agreement
On January 26, 2026, the Aggregator entered into a revolving credit agreement with third party lenders and letter of credit issuers. See Note 6. “Borrowings” for more information.
Unit Redesignation
 and Discontinuation
As of March 6, 2026, the Aggregator redesignated its existing Class A Units as
Class I-Series
I Units, designated two new series of Class I Units,
Class I-Series
II Units and
Class I-Series
III Units and discontinued its Class B Units. These changes did not result in any adjustments to the consolidated financial statements.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Chairperson and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information
BXINFRA U.S. intends to offer and sell new series of its existing Class I units (now redesignated as
Class I-Series
I units
(“Class I-Series
I Units”) as described below), designated
Class I-Series
II units
(“Class I-Series
II Units”) and
Class I-Series
III units
(“Class I-Series
III Units”), to certain investors who are both accredited investors (as defined in Regulation D under the Securities Act) and qualified purchasers (as defined in Section 2(a)(51) of the 1940 Act) in a continuous private offering exempt from registration pursuant Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. Except as described herein, the
Class I-Series
II Units and
Class I-Series
III Units have substantially similar rights and terms as BXINFRA’s existing classes of units. The minimum initial investment is $50 million for
Class I-Series
II Units and $250 million for
Class I-Series
III Units. The
Class I-Series
II Units and
Class I-Series
III Units will be subject to certain additional restrictions, including a minimum holding period and certain redemption limitations as well as BXINFRA’s existing quarterly limitations.
Third Amended and Restated Limited Partnership Agreement
In connection with the foregoing initiative, on March 6, 2026, BXINFRA U.S. entered into a Third Amended and Restated Limited Partnership Agreement (as may be further amended and restated from time to time, the “Third A&R Partnership Agreement”) with the General Partner to reflect the redesignation of the existing Class I units to
Class I-Series
I Units, the designation of two new series of Class I units,
Class I-Series
II Units and
Class I-Series
III Units, and certain related changes in connection with such redesignation and designation, as well as other non-material
updates. The foregoing summary description of the Third A&R Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Third A&R Partnership Agreement, a copy of which is included as Exhibit 3.2 to this report and incorporated herein by reference.
Amended and Restated Investment Management Agreement
In connection with the foregoing initiative, on March 6, 2026, BXINFRA U.S. entered into an Amended and Restated Investment Management Agreement (as may be further amended and restated from time to time, the “A&R Investment Management Agreement”) with the Investment Manager to make certain updates reflecting the designation of the
Class I-Series
II Units and
Class I-Series
III Units. As amended, BXINFRA U.S. will pay the Investment Manager a management fee equal to, in the aggregate, (a) 1.25% of the Aggregator’s NAV attributable to
Class I-Series
I Units, (b) 1.05% of the Aggregator’s NAV attributable to
Class I-Series
II Units and (c) 0.95% of the Aggregator’s NAV attributable to
Class I-Series
III Units, in each case, per annum accrued monthly and payable quarterly. The foregoing summary description of the A&R Investment Management Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Investment Management Agreement, a copy of which is included as Exhibit 10.3 to this report and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Overall responsibility for BXINFRA’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain situations involving conflicts of interest related to the Sponsor in accordance with the provisions of the BXINFRA U.S. Partnership Agreement and any policies of the General Partner, the suspension of (a) the calculation of the NAV, (b) the ongoing offering of Units or (c) the Unit Redemption Plan, and any material modification to (1) the valuation policy adopted for BXINFRA, (2) the Unit Redemption Plan and (3) the fair valuation of any Investments that the General Partner has determined to value outside of the applicable range provided by BXINFRA U.S.’s independent valuation advisor.
The Board currently consists of eight members, five of whom are Independent Directors. The General Partner may appoint additional directors to the Board of Directors from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. The General Partner shall have the right to change or replace any Independent Director for cause (as defined in the BXINFRA U.S. Partnership Agreement) and any director other than an Independent Director with or without cause. Our General Partner elects BXINFRA U.S.’s executive officers, who serve at the discretion of the General Partner.
Board of Directors and Executive Officers

Information regarding the Board of Directors and executive officers are set forth below as of March 6, 2026:

Name	Age	Position
Sean Klimczak	49	Chairperson of the Board
Gregory Blank	45	Chief Executive Officer and Director
Matthew Runkle	47	President and Head of Acquisitions
Paul Schlaack	48	Chief Operating Officer
Christopher Striano	50	Chief Financial Officer
Kate O’Neil	34	Chief Legal Officer
Joan Solotar	61	Director
Grace Vandecruze	62	Independent Director
John D. Hershey	64	Independent Director
Susan Roth Katzke	61	Independent Director
Andre J. Fernandez	57	Independent Director
Owen J. Sullivan	68	Independent Director
Each director and executive officer hold office until his or her death, resignation, removal or disqualification. The address for each of our directors is c/o Blackstone Infrastructure Advisors L.L.C., 345 Park Avenue, New York, New York 10154.
Biographical Information
Directors
The directors have been divided into two groups
— “Non-Independent
Directors” and “Independent Directors.”

As set forth in the BXINFRA U.S. Partnership Agreement, the status of an Independent Director is determined consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Fund Manual or other standards determined by the General Partner.
Non-Independent
Directors
Sean Klimczak
has served as the Chairperson of BXINFRA and a member of the Board of Directors since September 2024. He is also a member of BXINFRA’s Investment Committee, the Global Head of Infrastructure and a Senior Managing Director at Blackstone. Since joining Blackstone in 2005, Mr. Klimczak has been involved in the execution of numerous Blackstone investments, including, Airtrunk, Applegreen, Autostrade per I’Italia (ASPI), Carrix, Cheniere Energy Partners, FirstEnergy, Hotwire Communications, Invenergy Renewables, Mundys, Phoenix Tower International, QTS Realty Trust, Safe Harbor Marinas, Signature Aviation, Tallgrass Energy, Sithe Global, Fisterra, Custom Truck One Source, Meerwind, GridLiance, and Transmission Developers. Before joining Blackstone, Mr. Klimczak was an associate at Madison Dearborn Partners. Prior to that, Mr. Klimczak worked in the Mergers & Acquisitions department of Morgan Stanley & Company’s Investment Banking Division. Mr. Klimczak serves as a director of The Blackstone Charitable Foundation. He also serves as a member of the Board of Trustees of Saint David’s School and as Chairman of the University of Notre Dame Mendoza College of Business Advisory Council. Mr. Klimczak was named a World Economic Forum Young Global Leader in 2015. Mr. Klimczak received a B.B.A. in Finance and Business Economics from the University of Notre Dame, where he graduated summa cum laude and was elected to Beta Gamma Sigma, and an M.B.A. with High Distinction from Harvard Business School, where he graduated with the highest academic standing in his class and was selected as a Baker Scholar, a John L. Loeb Fellow, a Henry Ford II Scholar and a William J. Carey Scholar. Mr. Klimczak is a valuable member of the Board of Directors because of his extensive infrastructure and investing experience, his history with Blackstone and his leadership within Blackstone’s infrastructure strategies.
Gregory Blank
has served as the Chief Executive Officer of BXINFRA and a member of the Board of Directors since August 2024. He is also a member of the BXINFRA Investment Committee. Mr. Blank is a Senior Managing Director in the Infrastructure Group where he focuses on investments in the Digital Infrastructure sector. Since joining Blackstone, Mr. Blank has worked in both the New York and Hong Kong offices in the Private Equity and Infrastructure groups; and has been involved in the execution of numerous Blackstone investments, including QTS Realty Trust, AirTrunk Signature Aviation, Phoenix Tower International, Hotwire Communications, NCR, Kronos, Paysafe, Blue Yonder, Ipreo, and Optiv. Prior to joining Blackstone, Mr. Blank was an associate at Texas Pacific Group (TPG) in San Francisco where he was involved in the evaluation and execution of private equity transactions. Prior to that, Mr. Blank worked in investment banking at Goldman, Sachs & Co. focused on Technology, Media and Telecommunications clients. Mr. Blank serves on the board of directors of QTS Realty Trust, AirTrunk and Signature Aviation. Mr. Blank received an B.A. in Economics from Harvard College, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Blank also earned an M.B.A. with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar. Mr. Blank is a valuable member of the Board of Directors because of his extensive infrastructure and investing experience, his history with Blackstone and his leadership within Blackstone’s infrastructure strategies.
Joan Solotar
has served as a member of the Board of Directors since September 2024. She is also a member of the BXINFRA Investment Committee. Ms. Solotar is also the Global Head of Blackstone Private Wealth, which brings institutional quality investment products across a broad spectrum of alternative asset classes to high net worth clients and their advisors. She serves on Blackstone’s Management Committee and Operating Committee, as well as on the board of directors of First Eagle Investment Management. Additionally, Ms. Solotar serves as a member of the board of directors of BXPE and is a member of the BXPE investment committee. Before joining Blackstone in 2007, Ms. Solotar was Head of Equity Research at Bank of America Securities and a highly ranked Institutional Investor All Star financial services analyst at Credit Suisse and Donaldson, Lufkin & Jenrette. Ms. Solotar is a member of the board of trustees of Mount Sinai Health System, Inc, and of the board of trustees of East Harlem Tutorial Program and East Harlem Scholars Academies. She wrote a Harvard Business Review article entitled, “Truths for our Daughters,” and coauthored, “Truths from My Daughter.” Ms. Solotar received a B.S. in Management Information Systems from the State University of New York at Albany and an M.B.A. in Finance from New York University. Ms. Solotar is a valuable member of the Board of Directors due to her extensive experience in capital markets, delivering a broad array of Blackstone funds to individual investors, and her leadership as global head of Blackstone Private Wealth.
Independent Directors
Grace
Vandecruze
has served as a member of the Board of Directors and Audit Committee Chairperson since December 2024. Ms. Vandecruze also serves as a member of the board of directors of BXPE. Ms. Vandecruze has served as the Managing Director of Grace Global Capital LLC since 2006. She also serves on the board of directors of Resolution US Holdings, and The Doctors Company. Ms. Vandecruze also serves on the Wharton Graduate Executive Board. Ms. Vandecruze has extensive experience in investment banking and financial advisory matters relating to mergers, acquisitions and corporate finance transactions. She began her career as an auditor in public accounting at Ernst & Young and Grant Thornton. She also wrote the book “Homeless to Millionaire – 6 Keys to UPLIFT your Financial Abundance.” Ms. Vandecruze received a B.B.A. in Accounting from Pace University and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Vandecruze is also a Certified Public Accountant and an active member of the American Institute of Certified Public Accountants. Ms. Vandecruze is a valuable member of the Board of Directors because of her extensive investment banking and financial experience, especially relating to mergers, acquisitions and corporate finance transactions, and her history advising public and private companies, including private equity-backed companies.
John D. Hershey
has served as a member of the Board of Directors since December 2024. Mr. Hershey also serves as a member of the board of directors and affiliate transaction committee chairperson of BXPE. From 2008 to 2023, Mr. Hershey worked at the Oregon State Treasury, most recently as Director of Investments, where he helped manage investment portfolios across all asset classes. Prior to that role, Mr. Hershey was the Director of Alternative Investments, with overall responsibility for private equity, real estate, real assets, hedge fund, private credit, and opportunity portfolios. Previously, Mr. Hershey was a managing director at an early stage venture firm and a managing director at Banc of America Securities. Mr. Hershey received a B.A. in Economics from the University of California, Davis and an M.B.A. from the University of Chicago. He served from 2018-2023 as a board member of the Institutional Limited Partners Association (ILPA), and Vice Chair from 2020-2022. He currently is a member of the board of trustees of the Oregon Health & Science University Foundation, a member of the board of directors and certain affiliates of Talcott Financial Group Investments, and a member of the boards of trustees of both Sixth Street Specialty Lending and Sixth Street Lending Partners. Mr. Hershey is a valuable member of the Board of Directors because of his extensive experience in investment management and alternative investments, including infrastructure.

Susan Roth Katzke
has served as a member of the BXINFRA Board of Directors since April 2025. Ms. Katzke also serves as a member of the board of directors of BXPE. From June 2014 until December 2023, Ms. Katzke served as a managing director of Credit Suisse, where she was responsible for equity research coverage of the U.S. large cap banks and leadership of the bank research team globally. Ms. Katzke received numerous honors for equity research coverage during her 30+ year Wall Street career; she continues to be a frequent presenter and advisor to senior management teams, corporate boards and financial services industry groups. Ms. Katzke also serves on the board of trustees and as vice chair of the finance and audit committees of The Masters School, has served on various non-profit
boards, and has served as a career coach for Harvard Business School M.B.A. candidates. In 2012, Ms. Katzke was appointed by the U.S. Department of the Treasury to serve on the board of directors of Intervest Bancshares Corporation, a role she held until the bank’s sale to Bank of the Ozarks, in 2015. Ms. Katzke received a B.S. in Economics, with honors, from The Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Ms. Katzke is a valuable member of the Board of Directors because of her extensive experience in the financial services industry, including banking, public equity markets and corporate transactions.
Andre J. Fernandez
has served as a member of the Board of Directors since June 2025. Mr. Fernandez is currently Principal of Chamberi Capital, a private investment and advisory firm based in Greenwich, CT. Previously, Mr. Fernandez served as the Chief Financial Officer of WeWork, Inc. from June 2022 to June 2023. Prior to We Work, Mr. Fernandez served as Executive Vice President & Chief Financial Officer of the NCR Corporation from August 2018 to October 2020, and as President & Chief Executive Officer of CBS Radio Inc. from 2015 to 2017. Previously, Mr. Fernandez spent seven years at Journal Communications Inc., a publicly traded, diversified media company, from 2008 to 2015 serving in various roles including President, Chief Operating Officer and Chief Financial Officer. Prior to Journal, Mr. Fernandez spent nearly 12 years at the General Electric Company in leadership positions of increasing responsibility across the company. In addition to BXINFRA, Mr. Fernandez currently serves on the Board of Directors of Cardlytics, Inc (Nasdaq: CDLX), a leading commerce media platform, since January 2024 and is also a member of its audit and compensation committees. He is also a member of the Board of Froedtert ThedaCare Health, a $7B academic healthcare system based in Wisconsin since October 2024, and also serves on its Finance and Audit Committees. Previously, Mr. Fernandez served on the Boards of 23andMe Inc. and successor company Chrome Holding Co. where he served as Chairman of the Audit Committee and a member of the Special Committee; FaZe Holdings Inc., an
e-sports
and media and entertainment company; and Buffalo Wild Wings, a leading owner/operator of casual dining restaurants. Mr. Fernandez received a B.A. in Economics from Harvard College, where he graduated cum laude. Mr. Fernandez is a valuable member of the Board of Directors because of his significant management and financial expertise and extensive cross-industry leadership experience.
Owen J. Sullivan
has served as a member of the Board of Directors since June 2025. From 2018 until his retirement in 2023, Mr. Sullivan served as President and Chief Operating Officer of the former NCR Corporation, a global enterprise technology provider of digital commerce solutions for financial institutions, retail stores, and restaurants. Prior to 2018, Mr. Sullivan was an independent consultant, providing strategic planning, consulting and executive mentoring for private equity firms and other investor groups. He also served as President of the Specialty Brands and Experis units at ManpowerGroup Inc. from 2010 to 2013 and served as the Chief Executive Officer of the Right Management and Jefferson Wells, International, Inc. subsidiaries from 2004 to 2013. Mr. Sullivan’s board experience includes currently serving as a director of Associated Banc-Corp a publicly traded financial services firm headquartered in Green Bay, Wisconsin since January 2025, where he serves on both the compensation and risk committees. Additionally, he served as a director of Computer Task Group, Inc., a publicly traded firm providing IT solutions and staffing solutions in North America, Europe and India, from 2017 to 2021, a director of Johnson Financial Group, a privately held financial services firm, from 2014 to 2019, a director of the Medical College of Wisconsin from 2007 to 2019, and a director of Journal Communications, a publicly traded media company, from 2007 to 2013. Mr. Sullivan served on the Marquette University board of directors and trustees from 2013 to 2025, serving as chairman from 2017 to 2020. He received a bachelor’s degree from

Marquette University and completed executive education at the Kellogg School of Business at Northwestern University and Harvard Business School. Mr. Sullivan is a valuable member of the Board of Directors because of his decades of experience in mergers and acquisitions, talent acquisitions, retention and development working for global financial services companies.
Executive Officers
For information concerning the background of Mr. Blank, see
“—Non-Independent
Directors” above.
Matthew Runkle
has served as the Head of Acquisitions since March 2025 and the President since January 2026. He is also a Senior Managing Director and Head of Power and Midstream within Blackstone’s Infrastructure group. Since joining Blackstone in 2017, Mr. Runkle has been involved in the execution of Blackstone investments, including Invenergy Renewables, a partnership with NextEra, Cheniere Energy Partners, and Tallgrass Energy. Before joining Blackstone, Mr. Runkle spent 15 years at ArcLight Capital Partners, a private equity firm focused on energy infrastructure investments. While at ArcLight, Mr. Runkle sourced, executed, and actively managed investments in assets and companies across the power and midstream sectors. Prior to that, Mr. Runkle began his career at The NorthBridge Group as an analyst, where he focused on corporate strategy for vertically integrated utilities. Mr. Runkle serves as a director of Tallgrass Energy and Cheniere Energy Inc. Mr. Runkle received a B.S. in Geology and Geophysics from Yale University.
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
Christopher Striano
has served as the Chief Financial Officer of BXINFRA since December 2024. Mr. Striano also serves as the Chief Financial Officer of BXPE and as a Senior Managing Director and the Chief Operating Officer of Global Finance at Blackstone. Mr. Striano provides supervisory oversight to the day-to-day
administration of Finance and is responsible for Portfolio Management, Investment & Corporate Operations, Global Fund Finance, Enterprise Operations, and Global Corporate Services groups. Previously he served as Blackstone’s Chief Accounting Officer also responsible for the Firm’s accounting policy and SEC Reporting. Prior to that, Mr. Striano served as Head of the firm’s Financial Planning and Analysis group, where his responsibilities included the firm’s global forecast process, business unit and firm-wide strategic planning, managing ratings agency relationships, new business initiatives and various special projects. Mr. Striano received a B.S. in Accounting with a minor in Finance from St. John’s University and serves as a trustee at Bayshore Hackensack Meridian Hospital in New Jersey.
Kate O’Neil
has served as the Chief Legal Officer of BXINFRA since September 2024. She is a Managing Director with Blackstone. Ms. O’Neil also serves as the Deputy Chief Legal Officer and Chief Legal Officer & Secretary of Blackstone Real Estate Income Trust, Inc. (BREIT) and BXPE, respectively, Blackstone’s individual investor focused vehicles for real estate and private equity strategies. Prior to joining Blackstone in 2022, Ms. O’Neil was an attorney with Simpson Thacher & Bartlett LLP and Fried, Frank, Harris, Shriver & Jacobson LLP, where she focused on alternative investment products, including registered funds, private funds, REITs and BDCs. Ms. O’Neil received a B.S., magna cum laude, in Financial Management from Clemson University and a J.D. from the University of Virginia School of Law.

Leadership Structure and Oversight Responsibilities
Overall responsibility for our oversight rests with the General Partner, subject to certain oversight rights held by the Board. We have entered into the Investment Management Agreement pursuant to which the Investment Manager, an affiliate of the General Partner, manages BXIFNRA on a day-to-day
basis. The Board is currently composed of eight members, five of whom are Independent Directors. As described below, the Board has established an Audit Committee, and the General Partner may establish ad hoc committees or working groups from time to time, to assist the Board and the Sponsor in fulfilling their oversight responsibilities.
Committees
The Board of Directors has an Audit Committee. The Board and/or the General Partner may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of five members, Ms. Vandecruze, Mr. Fernandez, Mr. Hershey, Ms. Katzke and Mr. Sullivan, each of whom is an Independent Director. Ms. Vandecruze serves as Chair of the Audit Committee. The Board determined that Ms. Vandecruze is an “audit committee financial expert” as that term is defined under Item 407 of Regulation
S-K,
as promulgated under the Exchange Act. The Board has determined that the service of Mr. Hershey on the audit committees of more than three public companies does not impair his ability to effectively serve on the Audit Committee, given Mr. Hershey’s extensive experience, his proficiency in accounting, and his knowledge of BXINFRA.
The Board may appoint additional directors to the Audit Committee from time to time; provided that, the Audit Committee shall be composed of at least two members and all members must be independent of Blackstone.
In accordance with its written charter adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (c) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(d) pre-approves
all audit and
non-audit
services provided to us and certain other persons by such independent registered public accounting firm; and (e) acts as a liaison between our independent registered public accounting firm and the Board.
Investment Committee
All Investments in which BXINFRA participates (other than certain Debt and Other Securities managed by the
Sub-Investment
Managers) are reviewed and approved by the BXINFRA Investment Committee or by a subset thereof; the BXINFRA Investment Committee also approves Primary Commitments and certain investment allocation determinations to other strategies, including programmatic allocations, prior to BXINFRA’s participation. Central to BXINFRA’s investment strategy is the precondition that investments led by an Other Blackstone Account have been evaluated by the underlying investment business as well as the BXINFRA Investment Committee. Each of Blackstone’s investment businesses employs a thorough investment origination, diligence and selection process, and each investment must be approved by a group’s respective investment committee.
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
For information concerning the background of Messrs. Blank and Mr. Klimczak and Ms. Solotar, see “—Biographical Information — Directors
— Non-Independent
Directors” above. Information concerning the background of the remainder of the members of the Investment Committee is set forth below:
Stephen A. Schwarzman
is the Chairman, Chief Executive Officer and
Co-Founder
of Blackstone and the Chairman of our board of directors. Mr. Schwarzman was elected Chairman of the board of directors effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In 2020, he signed The Giving Pledge, committing to give the majority of his wealth to philanthropic causes. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. In June 2019, he donated £150 million to the University of Oxford to help redefine the study of the humanities for the 21st century. His gift – the largest single donation to Oxford since the renaissance – will create a new Centre for the Humanities which unites all humanities faculties under one roof for the first time in Oxford’s history and will offer new performing arts and exhibition venues as well as a new Institute for Ethics in AI. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind
campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman is
Co-Chair
of the board of trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book, What It Takes: Lessons in the Pursuit of Excellence, a New York Times Best Seller which draws from his experiences in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is a former
Co-Chair
of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” In 2019, he was named one of Barron’s “World’s Best CEOS.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. Also, at the University of Oxford, Mr. Schwarzman was elected a Wykeham Fellow at New College in 2021 and a Waynflete Fellow at Magdalen College in 2023. In 2024, Mr. Schwarzman was appointed as an Honorary Knight of the Most

Excellent Order of the British Empire (KBE) in recognition of his services to philanthropy. He is a recipient of the Arthur Ross Award for Patronage from the Institute of Classical Architecture and Art. Mr. Schwarzman holds a B.A. from Yale University and an M.B.A
.
from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of our board of directors since February 2012. He sits on the firm’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the mergers and acquisitions and private equity areas. Mr. Gray has served as chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income
children in New York, including creating NYC Kids RISE, a college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a B.S. in Economics from the Wharton School, as well as a B.A. in English from the College of Arts and Sciences at the University of Pennsylvania.
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
Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of the firm’s Management Committee. Mr. Sawhney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the board of the Blackstone Charitable Foundation. He is also the Chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School.
Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer, directors, officers and employees of BXINFRA U.S. (if any). The Code of Business Conduct and Ethics is available on our website at https://www.bxinfra.com/ under “Governance Documents.” We intend to disclose any waiver of the Code of Business Conduct and Ethics, as legally required, on our website.

Insider Trading Policy
Our insider trading policy establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, directors, and employees of BXINFRA U.S., if any, the General Partner and the Investment Manager) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the policy’s requirements. Covered persons, other than those who are unaffiliated with the General Partner, Investment Manager or Blackstone, are prohibited from trading any securities of BXINFRA without receiving pre-clearance
from the Legal and Compliance Group. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.
Item 11. Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Manager, the General Partner or their affiliates, pursuant to the terms of the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement, as applicable. Our day-to-day
investment operations are managed by the Sponsor. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Investment Manager or its affiliates.
None of our executive officers will receive direct compensation from us. We will reimburse the General Partner, the Investment Manager and/or their affiliates for Fund Expenses incurred on our behalf, which can include, but are not limited to, the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment
professionals that provide services to BXINFRA; provided, that any such expenses, fees, charges or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). Certain executive officers and non-independent
directors, through their financial interests in the Sponsor, are entitled to a portion of the profits earned by the Sponsor, which includes any fees, including compensation discussed herein, payable to the Sponsor under the terms of the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement, as applicable, less expenses incurred by the Sponsor in performing its services under the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement, as applicable. See “Part I. Item 1. Business — Investment Management Agreement” and “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Compensation of Directors
No compensation is paid to our directors who are not Independent Directors. We pay each Independent Director: (a) $100,000 per year
(pro-rated
for any partial-year) and (b) an additional fee of $10,000 per year for the Chair of the Audit Committee, with 75% of the total compensation under (a) and (b) payable in cash and the remaining 25% of the total compensation under (a) and (b) payable in restricted Units of BXINFRA U.S. that vest one year from the date of grant. However, each Independent Director may elect to increase up to 100% the portion of total compensation paid in restricted Units. BXINFRA is also authorized to pay the reasonable out-of-pocket
expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets forth the compensation earned or paid to our directors for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Sean Klimczak	$—	$—	$—
Gregory Blank	$—	$—	$—
Joan Solotar	$—	$—	$—
Grace Vandecruze	$82,500	$27,500	$110,000
John D. Hershey	$50,000	$50,000	$100,000
Susan Roth Katzke	$—	$75,000	$75,000
Andre J. Fernandez	$26,096	$25,000	$51,096
Owen J. Sullivan	$1,096	$50,000	$51,096

(a)
Represents the aggregate grant date fair value of awards of restricted Class I Units calculated under the FASB’s ASC Topic 718,
Compensation — Stock Compensation
. The number of restricted Class I Units awarded to each of our independent directors was determined by dividing the total unit award dollar amount by the then-current NAV at the date of grant. On November 1, 2025, grants of restricted Class I Units were made to each of Messrs. Hershey, Sullivan and Fernandez and Mses. Vandecruze and Katzke, using the NAV transaction price as of October 31, 2025, which was determined on November 26, 2025, and resulted in grant amounts of 1,863 restricted Class I Units, 1,863 restricted Class I Units, 932 restricted Class I Units, 1,025 restricted Class I Units and 2,795 restricted Class I Units, respectively. Such restricted Class I Units shall vest one year following the date of grant on November 1, 2026.

Compensation Committee Interlocks and Insider Participation
There is currently no compensation committee of the Board of Directors and the Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2026, the following table sets out certain ownership information with respect to the Units, including vested and unvested Units, for each of the directors and executive officers and all directors and executive officers as a group. None of the Units have voting power. The directors and executive officers only hold Class I Units. The address for our directors and executive officers is c/o Blackstone Infrastructure Advisors L.L.C., 345 Park Avenue, New York, New York 10154.

	Class I
	Partnership Units
	Beneficially Owned

		% of
Name of Beneficial Owner	Number	Class
Directors and Executive Officers
Sean Klimczak	—	—
Joan Solotar	—	—
Gregory Blank	12,450	*
Christopher Striano	—	—
Paul Schlaack	—	—
Kate O’Neil	—	—
Matthew Runkle	4,150	*
Grace Vandecruze	21,005	*
John D. Hershey	1,878	*
Susan Roth Katzke	12,309	*
Andre J. Fernandez	8,194	*
Owen J. Sullivan	1,878	*
All current executive officers and directors as a group (12 persons)	61,864	*

*	Less than one percent
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “—Item 11. Executive Compensation — Compensation of Directors.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Management Agreement; BXINFRA U.S. Partnership Agreement
BXINFRA U.S. entered into the Investment Management Agreement with the Investment Manager pursuant to which we pay management fees, administration fees and reimburse certain fund expenses. BXINFRA U.S. also entered into the BXINFRA U.S. Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Participation Allocation. In addition, pursuant to the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement, we reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Part I. Item 1. Business — Investment Management Agreement” and “—BXINFRA U.S. Partnership Agreement.”
Warehousing Agreement; Line of Credit Agreement
BXINFRA and the Investment Manager on behalf of the BXINFRA Fund Program entered into the A&R Warehousing Agreement with Finco in connection with the launch and ramp of the BXINFRA Fund Program. BXINFRA has also entered into the Line of Credit pursuant to which BXINFRA have entered into an unsecured, uncommitted line of credit with a subsidiary of Blackstone. For additional information, see “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statement —Note 4. “Line of Credit Agreement” and Note 9. “Warehousing Agreement” of BXINFRA U.S.

Related Party Transactions
BXINFRA may, from time to time, enter into transactions with certain affiliates. Such transactions are subject to oversight and, where required, approval by the Independent Directors and are conducted accordance with the terms of the BXINFRA U.S. Partnership Agreement and applicable policies and procedures.
During the year ended December 31, 2025, we acquired Infrastructure Investments, Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to $2.3 billion from Blackstone Holdings Finance Co. L.L.C., an affiliate of the Investment Manager, pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Financial Statements” of BXINFRA U.S.
For each of four following transactions involving the extension of credit to a controlled-portfolio company, the terms of such transaction were negotiated by a participating third-party investor, and we participated on the same terms as the third-party investors and Other Blackstone Accounts.
In January 2025, we extended credit to a motorway service area operator in the U.S. and UK and existing portfolio company of an Other Blackstone Account for an aggregate amount of $26.9 million as part of a broadly syndicated loan transaction.
In May 2025, we, alongside Other Blackstone Accounts, extended credit to an owner and operator of marinas in the United States and existing portfolio company of ours and of an Other Blackstone Account for an aggregate amount of $15.2 million.
In June 2025, we, alongside Other Blackstone Accounts and third-party investors, extended credit in the form of junior notes to a Blackstone-managed securitization vehicle to finance a data center construction project for a data centers operator and existing portfolio company of ours and of Other Blackstone Accounts for an aggregate amount of $25.0 million.
In November 2025, we, alongside Other Blackstone Accounts and third-party investors, extended credit in the form of junior notes to a Blackstone-managed securitization vehicle to finance a data center construction project for a data centers operator and existing portfolio company of ours and of Other Blackstone Accounts for an aggregate amount of $9.9 million.
In June 2025, BXINFRA, alongside Other Blackstone Accounts and third-party investors, extended credit in the form of mezzanine debt to a Blackstone-managed vehicle to finance an investment in a joint venture with a Canadian wireless carrier for an aggregate amount of $82.4 million. We participated in the transaction on the same terms as such third-party investors and Other Blackstone Accounts.
A portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the year ended December 31, 2025, the Aggregator received a cash distribution from an affiliate for an aggregate amount of $22.0 million. During the year ended December 31, 2025, the Aggregator funded capital commitments to such funds for an aggregate amount of $589.2 million.
Additionally, the Investment Manager has delegated the portfolio management of BXINFRA’s Investments in Debt and Other Securities to other Blackstone investment managers (the
“Sub-Investment
Managers”) and, from time to time, the
Sub-Investment
Managers identify opportunities for cross transactions between BXINFRA and Other Blackstone Accounts. During the year ended December 31, 2025, the Aggregator participated in one cross-transaction with an Other Blackstone Account for an aggregate amount of $2.5 million.
From time to time, Blackstone Capital Markets (“BXCM”), a subsidiary of Blackstone, provides certain transaction-related capital markets services, including debt syndication, equity underwriting, debt and equity placement and refinancing services, in connection with BXINFRA’s investment activity. For the year ended December 31, 2025, BXCM received $60.4 million in transaction fees for services provided in connection with acquisitions closed where BXINFRA participated. The arrangements were on terms equivalent to those of unaffiliated parties.

Statement of Policy Regarding Transactions with Related Persons
The Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. The Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve any “related person transaction” (as defined below). A “related person transaction” is defined as any transaction that (a) requires Independent Director approval pursuant to the BXINFRA U.S. Partnership Agreement and the governance guidelines, (b) would be required to be disclosed by us under Item 404(a) of Regulation
S-K
in which we were or are to be a participant, (c) the amount involved exceeds $120,000 and (d) in which any “related person” (as defined as in paragraph (a) of Item 404 of Regulation
S-K)
had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. Subject to limited exceptions, no related person transaction will be executed without the approval or ratification of a committee of the Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Board of Directors. The Independent Directors fulfill the obligations under this policy.
In reviewing a related person transaction or proposed related person transaction, the Independent Directors shall consider all relevant facts and circumstances, including without limitation: (a) the relationship of the related person to BXINFRA, (b) the nature and extent of the related person’s interest in the transaction, (c) the material terms of the transaction, (d) the business purpose of the transaction, (e) the importance and fairness of the transaction for both us and the related person, (f) whether the transaction would likely impair the judgment of a director or executive officer to act in our best interest, (g) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by us with non-related
persons, if any, and (h) any other matters that management or the Independent Directors deem appropriate.
In addition, the Related Person Transaction Policy provides that the Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director
or director nominee, consider whether such transaction would compromise the director or director nominee’s status as an “independent” or
“non-employee”
director, as applicable, under the BXINFRA U.S. Partnership Agreement, the governance guidelines and the Code of Business Conduct and Ethics.
Certain Business Relationships
Certain of the current directors and officers are directors, officers or employees of the Investment Manager or its affiliates.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner, the Investment Manager and their affiliates. There is no guarantee that the policies and procedures adopted by us, the terms of the BXINFRA U.S. Partnership Agreement or the Investment Management Agreement, or the policies and procedures adopted by the General Partner, the Investment Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Notwithstanding the foregoing, we believe our directors, officers, and the Blackstone personnel involved in our management will devote a sufficient amount of time to our business to fulfill their responsibilities to us. Certain transactions between us and Blackstone or its affiliates are subject to approval by the Independent Directors. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include transactions with Other Blackstone Accounts and other affiliates, allocation of investment opportunities, investments in different levels or classes of an issuer’s securities-related financing counterparties, broken deal expenses and affiliated service providers.
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

Promoters and Certain Control Persons
The Sponsor may be deemed a promoter of BXINFRA. BXINFRA U.S. has entered into the Investment Management Agreement with the Investment Manager and the BXINFRA U.S. Partnership Agreement with the General Partner. The Investment Manager, for its investment management and its administrative services to us, is entitled to receive Management Fees and the Administration Fee, respectively, in addition to the reimbursement of certain expenses. The General Partner is also entitled to receive the Performance Participation Allocation, as described herein. In addition, under the Investment Management Agreement and the BXINFRA U.S. Partnership Agreement, to the extent permitted by applicable law, BXINFRA U.S. will indemnify the Investment Manager and the General Partner and certain of their affiliates. See “Part I. Item 1. Business.”
Director Independence
See “—Item 10. Directors, Executive Officers and Corporate Governance” for information on BXINFRA’s Independent Directors and the definition of “independent.”
Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates for BXINFRA U.S.:

Year Ended December 31, 2025
Audit Fees (a)	$165,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees (b)	12,500

$177,500

Year Ended December 31, 2024
Audit Fees (a)	$20,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

$20,000

(a)
Audit Fees consisted of fees for (1) the audits of our financial statements in our registration statement on Form 10 and our Annual Report on Form
10-K
and services attendant to, or required by, statute or regulation, and (2) reviews of the interim financial statements included in our quarterly reports on Form
10-Q.

(b)	All Other Fees consists of fees related to agreed upon procedures.
Additional Audit fees of $419,790 were incurred during the year ended December 31, 2025 for the audit of the Aggregator.

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

Part IV.
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report.

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

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

3.2*	Blackstone Infrastructure Strategies L.P. Third Amended and Restated Limited Partnership Agreement, dated as of March 6, 2026.

4.1*	Description of Registrant’s Securities.

10.1
Amended and Restated Dealer Manager Agreement, dated as of February 5, 2025, between Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10.2	Form of Selected Dealer Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

10.3*	Amended and Restated Investment Management Agreement, dated as of March 6, 2026, between Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Advisors L.L.C.

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

10.7
Amended and Restated Warehousing Agreement, dated as of August 22, 2025, by and among Blackstone Holdings Finance Co. L.L.C., Blackstone Infrastructure Strategies L.P. and Blackstone Private Markets Solutions SCA-SICAV — Blackstone Infrastructure Strategies ELTIF (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025).

10.8
Credit Agreement, dated as of January 26, 2026, among BXINFRA Aggregator (CYM) L.P., as borrower, Citibank N.A. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and the letter of credit issuers party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

19.1	Blackstone Infrastructure Strategies L.P. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2025).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tabs are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2026

Blackstone Infrastructure Strategies L.P.

/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of March, 2026.

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

/s/ Grace Vandecruze
Grace Vandecruze, Director

/s/ John D. Hershey
John D. Hershey, Director

/s/ Andre J. Fernandez
Andre J. Fernandez, Director

/s/ Owen J. Sullivan
Owen J. Sullivan, Director

/s/ Susan Roth Katzke
Susan Roth Katzke, Director