Form 10-Q
period 2026-03-31
Blackstone Infrastructure Strategies L.P.
filed 2026-05-12
CIK 2030772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
–––––––––––––––––
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

As of April 30, 2026, the registrant had the following limited partnership units outstanding: 106,192,456 Class I-Series I Units, 0 Class I-Series II Units, 0 Class I-Series III Units, 50,739,069 Class S Units and 5,561,576 Class D Units.

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
References herein to “expertise” or any party being an “expert” are based solely on the belief of Blackstone (as defined below) and are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Blackstone. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Blackstone or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Blackstone and/or any investment professional of Blackstone.
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov or on our website at www.bxinfra.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
________________________
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
The term “BXINFRA Lux” means Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, a European long-term investment fund available to individual investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions or certain other jurisdictions, together with BXINFRA Aggregator SCSp, a Luxembourg special limited partnership and its parallel funds as may exist from time to time.
BXINFRA and BXINFRA Lux are together referred to as the “BXINFRA Fund Program.”
The term “Feeder” refers to Blackstone Infrastructure Strategies (TE) L.P. together with its consolidated subsidiary.

The term “Feeder Fund” refers to a limited partner of BXINFRA U.S. that is formed by, or at the direction of, the General Partner or its Affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXINFRA U.S. including the Feeder.
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding BXINFRA Lux (as determined in the Investment Manager’s discretion). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities in the Aggregator alongside BXINFRA U.S.
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
The term “Units” refers to limited partnership units of BXINFRA U.S. There are five classes, or series of classes, of Units outstanding at BXINFRA U.S.: Class I-Series I (“Class I-Series I Units”), Class I-Series II (“Class I-Series II Units”), Class I-Series III (“Class I-Series III Units”), Class S (“Class S” or the “Class S Units”) and Class D (“Class D” or the “Class D Units”).
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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Infrastructure Strategies L.P.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $4,001,592 as of March 31, 2026; $3,324,540 as of December 31, 2025)	$4,373,365	$3,555,635
Cash and Cash Equivalents	430	1,063
Redemptions Receivable	1,610	644
Dividend Receivable	33,724	28,393
Due from Affiliates	651	—
Total Assets	$4,409,780	$3,585,735
Liabilities and Net Assets
Due to Affiliates	$636	$138
Accounts Payable, Accrued Expenses and Other Liabilities	1,446	2,177
Distributions Payable	33,714	28,388
Redemptions Payable	1,540	617
Servicing Fees Payable	79,098	69,167
Total Liabilities	116,434	100,487
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (100,229,731 Units issued and outstanding as of March 31, 2026; 83,138,103 Units issued and outstanding as of December 31, 2025) (a)	2,858,523	2,289,703
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (48,242,448 Units issued and outstanding as of March 31, 2026; 41,962,043 Units issued and outstanding as of December 31, 2025)	1,286,093	1,080,003
Limited Partnership Unit — Class D Units, unlimited Units authorized (5,313,214 Units issued and outstanding as of March 31, 2026; 4,271,682 Units issued and outstanding as of December 31, 2025)	148,480	115,292
General Partner Interest	250	250
Total Net Assets	4,293,346	3,485,248
Total Liabilities and Net Assets	$4,409,780	$3,585,735
___________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Income
Dividend Income	$33,724	$—
Total Income	33,724	—
Expenses
Professional Fees	219	250
Directors’ Fees	128	53
Warehousing Fees	2,397	1,839
Other	5	4
Total Expenses	2,749	2,146
Warehousing Fees Waived	(2,397)	(1,839)
Net Expenses	352	307
Net Investment Income (Loss)	33,372	(307)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	140,678	31,594
Net Increase in Net Assets Resulting from Operations	$174,050	$31,287
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class I (a)					General Partner Interest
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units			Total Net Assets
Balance at December 31, 2025	$2,289,703	$—	$—	$1,080,003	$115,292	$250		$3,485,248
Proceeds from Units Issued	465,532	—	—	166,947	28,052	—		660,531
Net Investment Income	21,823	—	—	10,396	1,153	—		33,372
Distribution Reinvested	12,544	—	—	7,748	920	—		21,212
Distributions	(21,970)	—	—	(10,575)	(1,165)	—		(33,710)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	91,677	—	—	44,348	4,653	—		140,678
Servicing Fees	—	—	—	(11,865)	(590)	—		(12,455)
Conversion of Units Between Classes	389	—	—	(551)	162	—		—
Redemption of Units, Net of Early Redemption Deduction	(1,175)	—	—	(358)	3	—		(1,530)
Balance at March 31, 2026	$2,858,523	$—	$—	$1,286,093	$148,480	$250		$4,293,346

Balance at December 31, 2024	$100	$—	$—	$—	$—	$—		$100
Proceeds from Units Issued	901,782	—	—	529,146	46,991	250	(b)	1,478,169
Net Investment Income (Loss)	(190)	—	—	(108)	(9)	—		(307)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	19,698	—	—	11,003	893	—		31,594
Servicing Fees	—	—	—	(35,811)	(936)	—		(36,747)
Balance at March 31, 2025	$921,390	$—	$—	$504,230	$46,939	$250		$1,472,809
_________________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
(b)The General Partner did not receive any Units for its contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$174,050	$31,287
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(140,678)	(31,594)
Investment in the Aggregator	(673,680)	(1,476,265)
Proceeds from investment in Aggregator	644	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(5,331)	—
Accounts Payable, Accrued Expenses and Other Liabilities	(731)	386
Due from Affiliates	(640)	—
Due to Affiliates	498	13
Net Cash Used in Operating Activities	(645,868)	(1,476,173)
Financing Activities
Proceeds from Issuance of Units	655,550	1,478,169
Distribution Reinvested	6,738	—
Payments for Servicing Fees	(2,525)	(264)
Payments for Cash Distributions	(13,911)	—
Redemption of Units, net of Early Redemption Deduction	(617)	—
Net Cash Provided by Financing Activities	645,235	1,477,905
Cash and Cash Equivalents
Net Increase (Decrease)	(633)	1,732
Beginning of Period	1,063	100
End of Period	$430	$1,832
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—
Distribution Reinvested	$14,474	$—
Distribution Payable	$5,326	$—
Redemption of Units	$(1,530)	$—
Accrued Servicing Fees	$12,455	$36,747

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedules of Investments (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (153,291,044 Units) (a)	Investee Fund	Various	Various	$4,373,365	101.9%
Total Investments (Cost $4,001,592)				$4,373,365	101.9%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (129,060,376 Units) (a)	Investee Fund	Various	Various	$3,555,635	102.0%
Total Investments (Cost $3,324,540)				$3,555,635	102.0%
____________________
(a)Refer to Note 3. “Investment in the Aggregator” for details on BXINFRA U.S.’s proportional share of investments through investees.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as BXINFRA U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedules of Investments, are an integral part of BXINFRA U.S.’s condensed financial statements and are included following these condensed financial statements.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXINFRA U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. BXINFRA U.S. is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed financial statements, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed financial statements should be read in conjunction with the audited financial statements included in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements. Management believes that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator and servicing fee accruals recognized as payables on certain BXINFRA U.S. Units by BXINFRA U.S. Actual results may ultimately differ from those estimates.
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
Valuation of Investments at Fair Value
BXINFRA U.S. has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. Valuations of investments held by the Aggregator are disclosed in the notes to the Aggregator’s condensed consolidated financial statements. For information regarding net realized and change in unrealized gains and losses on such investments held indirectly by BXINFRA U.S., see the Aggregator’s condensed consolidated financial statements included following these condensed financial statements and see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator for information regarding the valuation of investments.
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

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 6. “Related Party Transactions”), the Feeder, Parallel Funds, the Aggregator, BXINFRA Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of BXINFRA U.S. Investments of BXINFRA and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXINFRA based on Blackstone’s level of ownership and control.
Segment Reporting
BXINFRA U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of the BXINFRA U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

performance of, allocates resources to and makes operating decisions for BXINFRA U.S. primarily based on BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Statements of Operations.
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXINFRA U.S. has an interest of 94.0% and 93.1% in the Aggregator as of March 31, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Line of Credit Agreement
On January 2, 2025, BXINFRA U.S. (the “Borrower”) entered into an unsecured, uncommitted line of credit agreement (“Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On November 26, 2025, the term of the Line of Credit was extended to January 2, 2027, subject to one-year extension options requiring Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of March 31, 2026 and December 31, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
Through March 5, 2026, BXINFRA U.S. offered three classes of limited partnership units: Class I, Class S and Class D units. On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Class I-Series II Units and Class I-Series III Units have substantially similar rights and terms as BXINFRA U.S.’s existing classes of Units. As of March 31, 2026, BXINFRA U.S. offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing servicing fees, management fees, upfront subscription fee, and distribution channels. The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or series of a class, as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S and Class D Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Class I-Series I Units. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and servicing fees. At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) and Net Change in Unrealized Gain (Loss) on Investment in the Aggregator across each class, or series of a class, of Units based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXINFRA U.S.’s prior month-end Transactional NAV per Unit. No Class I-Series II Units or Class I-Series III Units have been issued since inception.
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	83,138,103	41,962,043	4,271,682	129,371,828
Units Issued	16,667,234	6,030,769	1,002,156	23,700,159
Distribution Reinvested	455,072	283,557	33,469	772,098
Conversion of Units Between Classes	13,813	(19,893)	5,907	(173)
Redemption of Units	(44,491)	(14,028)	—	(58,519)
Units Outstanding as of March 31, 2026	100,229,731	48,242,448	5,313,214	153,785,393

Units Outstanding as of December 31, 2024	4,000	—	—	4,000
Units Issued	35,888,971	21,044,968	1,865,218	58,799,157
Units Outstanding as of March 31, 2025	35,892,971	21,044,968	1,865,218	58,803,157
Unit Redemption Plan
In accordance with the BXINFRA U.S. Partnership Agreement (as defined in Note 6. “Related Party Transactions”), BXINFRA U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems Units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
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

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
During the three months ended March 31, 2026, 58,519 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $1.5 million, of which 8,000 Units at an aggregate value of $0.2 million related to redemptions by the Feeder. BXINFRA U.S. commenced its first offering pursuant to the Unit Redemption Plan on April 15, 2025 and, therefore, did not redeem any Units for the three months ended March 31, 2025.
Distributions
BXINFRA U.S. may declare quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for the three months ended March 31, 2026 for each applicable class of Units. No Class I-Series II Units or Class I-Series III Units have been issued by BXINFRA U.S. since inception.

			Distributions per Unit
			Class I Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S Units	Class D Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2192	$0.2192	$0.2192

During the three months ended March 31, 2025, there were no distributions declared or payable.
Distribution Reinvestment Plan
BXINFRA U.S. has adopted an “opt out” DRIP for unitholders. When a cash distribution is declared, each unitholder that has not “opted out” of the DRIP will have their distributions automatically reinvested in additional Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per Unit for such Unit. Distributions on fractional Units will be credited to each participating unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in BXINFRA U.S.’s DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units. Unitholders will not pay subscription fees when receiving Units under the DRIP.
For the three months ended March 31, 2026, $12.5 million, $7.7 million, and $0.9 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. There were no distributions declared for the three months ended March 31, 2025.
6. Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXINFRA U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors.
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The General Partner elected to receive $5.0 million of BXINFRA’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the three months ended March 31, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I Units.
For the three months ended March 31, 2026, BXINFRA U.S. was allocated $25.0 million of the Performance Participation Allocation recognized by the Aggregator. For the three months ended March 31, 2025, BXINFRA U.S. was allocated $5.2 million of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXINFRA U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory, or other similar arrangements, with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA pays the Investment Manager a management fee (the “Management Fee”). Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. Effective July 1, 2025, the Investment Manager ceased waiving the Management Fee attributable to BXINFRA U.S. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three months ended March 31, 2026, BXINFRA U.S. was allocated $12.9 million of the Management Fee recognized by the Aggregator. For the three months ended March 31, 2025, BXINFRA U.S. was allocated $4.0 million of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the BXINFRA U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA. Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Administration Fee.
For the three months ended March 31, 2026, BXINFRA U.S. was allocated $1.0 million of the Administration Fee recognized by the Aggregator. For the three months ended March 31, 2025, BXINFRA U.S. was allocated $0.3 million of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
BXINFRA U.S. and the Feeder entered into a second amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages BXINFRA U.S.’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates BXINFRA U.S.’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of BXINFRA U.S.’s offering, its investment strategies, material aspects of its operations and subscription procedures.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of BXINFRA U.S.’s Transactional NAV attributable to Class S and Class D Units, respectively, as of the last day of each month. In calculating the servicing fees, BXINFRA U.S. uses the Transactional NAV before giving effect to any accruals for the servicing fees, redemptions for that month and distributions, if any, payable on BXINFRA U.S.’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three months ended March 31, 2026 and March 31, 2025, BXINFRA U.S. paid $2.5 million and $0.3 million, respectively, of Servicing Fees Payable.
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
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Finco on behalf of BXINFRA U.S. for the payment of fund expenses. These amounts are intended to be cash reimbursed by BXINFRA U.S. and are non-interest bearing. Due from Affiliates consists of balances owed to BXINFRA U.S. from other non-consolidated entities within BXINFRA.
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
Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

8. Income Taxes
Uncertain Tax Positions
As of March 31, 2026 and December 31, 2025, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
9. Warehousing Agreement
On August 22, 2025, BXINFRA U.S., BXINFRA Lux, the Investment Manager and Finco entered into an amended and restated warehousing agreement (as may be further amended and restated from time to time, the “A&R Warehousing Agreement”). Under the A&R Warehousing Agreement, in connection with the launch and ramp-up of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $675.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). At any time during the term of the A&R Warehousing Agreement, an Approved Warehoused Investment is acquired by consolidated legal entities of Finco, which together act as the “BXINFRA Warehouse.”
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
During the three months ended March 31, 2026, BXINFRA acquired three investments from the BXINFRA Warehouse at cost pursuant to the A&R Warehousing Agreement. Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the A&R Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statements of Operations.
As of March 31, 2026, there were five investments for a total commitment amount of $719.8 million remaining in the BXINFRA Warehouse, out of which $98.9 million has been funded by Finco. Any investments that have not yet closed are subject to customary closing conditions, and the BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to purchase such assets as determined by the Investment Manager. As of March 31, 2026, the Investment Manager had not determined the allocation of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

10. Financial Highlights
The following financial highlights are calculated for the unitholders of BXINFRA U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued by BXINFRA U.S. since inception.

	Three Months Ended March 31, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.54	$25.74	$26.99
Proceeds from Units Issued	—	—	—
Net Investment Income	0.22	0.22	0.22
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	0.98	0.97	0.98
Net Increase in Net Assets Resulting from Investment Operations	1.20	1.19	1.19
Distributions	(0.22)	(0.22)	(0.22)
Servicing Fees	—	(0.05)	(0.02)
Net Increase in Net Assets	0.98	0.92	0.96
Net Asset Value, End of Period	$28.52	$26.66	$27.95
Units Outstanding, End of Period	100,229,731	48,242,448	5,313,214
Total Return Based on Net Asset Value (c)	4.35%	4.43%	4.35%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.16%	0.16%	0.16%
Warehousing Fees Waivers	-0.14%	-0.14%	-0.14%
Total Expenses (d)	0.02%	0.02%	0.02%
Net Investment Income	1.91%	1.92%	1.99%

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)

(All Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Three Months Ended March 31, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	25.00	25.00	25.00
Net Investment Loss	(0.01)	(0.01)	(0.01)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	0.68	0.68	0.68
Net Increase in Net Assets Resulting from Investment Operations	0.67	0.67	0.67
Servicing Fees	—	(1.71)	(0.50)
Net Increase (Decrease) in Net Assets	0.67	(1.04)	0.16
Net Asset Value, End of Period	$25.67	$23.96	$25.16
Units Outstanding, End of Period	35,892,971	21,044,968	1,865,218
Total Return Based on Net Asset Value (e)	2.67%	-4.16%	0.65%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.30%	2.06%	0.01%
Warehousing Fees Waivers	-0.26%	-1.77%	-0.01%
Total Expenses (d)	0.04%	0.29%	—%
Net Investment Income (Loss)	-0.04%	-0.29%	—%
____________________
(a)Amounts may not add due to rounding.
(b)On March 6, 2026, BXINFRA U.S. redesignated Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXINFRA U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
(e)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXINFRA U.S.’s distribution reinvestment plan) divided by the initial Net Asset Value per Unit of $25.00. Total return does not include upfront transaction fees, if any.
11. Subsequent Events
There have been no events since March 31, 2026 that require recognition or disclosure in the condensed financial statements.

BXINFRA Aggregator (CYM) L.P.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025

Assets
Investments at Fair Value (Cost $3,752,971 as of March 31, 2026; $3,019,921 as of December 31, 2025)
Unpledged	$4,051,083	$3,167,543
Pledged to counterparties	72,526	72,049
Investments in Affiliated Investee Funds at Fair Value (Cost $1,086,126 as of March 31, 2026; $802,546 as of December 31, 2025)	1,257,270	920,479
Cash and Cash Equivalents	164,801	64,744
Due from Affiliates	384	193
Derivative Assets at Fair Value (Cost $— as of March 31, 2026 and December 31, 2025)	2,861	143
Interest and Dividend Receivable and Other Assets	96,080	75,138
Deferred Assets	5,258	1,181
Total Assets	$5,650,263	$4,301,470
Liabilities and Equity
Due to Affiliates	$2,489	$918
Credit Facilities	450,000	70,000
Repurchase Agreements	58,005	58,005
Accounts Payable, Accrued Expenses, and Other Liabilities	4,667	4,319
Payable for Investments Purchased	391,958	256,138
Accrued Performance Participation Allocation	26,694	47,377
Management Fee Payable	13,768	7,848
Derivative Liabilities at Fair Value (Cost $— as of March 31, 2026 and December 31, 2025	811	265
Deferred Tax Liabilities, Net	3,443	3,165
Taxes Payable	876	507
Organization Costs Payable	3,669	3,188
Administration Fees Payable	1,101	628
Offering Costs Payable	418	410
Distributions Payable	35,892	30,486
Redemptions Payable	2,768	1,178
Total Liabilities	996,559	484,432
Commitments and Contingencies
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	March 31, 2026	December 31, 2025

Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (163,100,023 Units issued and outstanding as of March 31, 2026; 138,551,291 Units issued and outstanding as of December 31, 2025)	4,653,704	3,817,038
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of March 31, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	4,653,704	3,817,038
Total Liabilities and Net Assets	$5,650,263	$4,301,470
___________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Income
Interest Income	$19,935	$10,301
Dividend Income	8,558	5,883
Other	439	2,244
Total Income	28,932	18,428
Expenses
Management Fees	13,768	4,167
Organizational Expenses	489	1,951
Performance Participation Allocation	26,694	5,317
Professional Fees	4,428	1,397
Deferred Financing Cost Amortization	95	—
Deferred Offering Costs Amortization	—	102
Administration Fees	1,101	333
Interest Expense	1,591	—
Other Expenses	465	325
Total Expenses	48,631	13,592
Management Fees Waived	—	(4,167)
Expense Support	—	(665)
Net Expenses	48,631	8,760
Net Investment Income (Loss) Before Provision for Taxes	(19,699)	9,668
Provision for Taxes	904	2,952
Net Investment Income (Loss)	(20,603)	6,716
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Loss on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	(2,608)	(261)
Net Change in Unrealized Gain (Loss) on Investments	223,631	28,547
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,172	(1,729)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(16,501)	(934)
Total Net Realized and Unrealized Gain on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	206,694	25,623
Net Increase in Net Assets Resulting from Operations	$186,091	$32,339

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$3,817,038	$—	$—	$3,817,038
Proceeds from Units Issued	668,020	—	—	668,020
Net Investment Income (Loss)	(20,603)	—	—	(20,603)
Distributions Reinvested	21,214	—	—	21,214
Distributions	(35,891)	—	—	(35,891)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(2,608)	—	—	(2,608)
Net Change in Unrealized Gain (Loss) on Investments	223,631	—	—	223,631
Net Change in Unrealized Gain (Loss) on Derivative Instruments	2,172	—	—	2,172
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(16,501)	—	—	(16,501)
Redemption of Units, Net of Early Redemption Deduction	(2,768)	—	—	(2,768)
Balance at March 31, 2026	$4,653,704	$—	$—	$4,653,704

Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Units Issued	1,638,265	—	—	1,638,265
Net Investment Income	6,716	—	—	6,716
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(261)	—	—	(261)
Net Change in Unrealized Gain (Loss) on Investments	28,547	—	—	28,547
Net Change in Unrealized Gain (Loss) of Derivative Instruments	(1,729)	—	—	(1,729)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(934)	—	—	(934)
Balance at March 31, 2025	$1,670,604	$—	$—	$1,670,604
____________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$186,091	$32,339
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized Gain on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies	2,608	261
Net Change in Unrealized (Gain) Loss on Investments	(223,631)	(28,547)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(2,172)	1,729
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	16,501	934
Net Amortization of Debt Investments - Liquids	215	90
Net Accretion of Debt Investments - Infrastructure	(117)	—
Purchases of Investments	(1,308,534)	(1,889,706)
Reinvested Dividends in Affiliated Investee Funds	(5,668)	—
Proceeds from Investments	297,854	71,730
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(191)	(669)
Accounts Receivable	—	(3,449)
Other Assets	(20,942)	(34,473)
Deferred Assets	(4,077)	(307)
Due to Affiliates	1,571	39
Accounts Payable and Accrued Expenses	348	1,258
Payable for Investments Purchased	135,820	327,456
Accrued Performance Participation Allocation	(15,702)	5,317
Management Fee Payable	5,920	—
Deferred Tax Liabilities, Net	278	—
Taxes Payable	369	2,952
Organization Costs Payable	481	1,950
Administration Fees Payable	473	398
Offering Costs Payable	8	410
Net Cash Provided by (Used in) Operating Activities	(932,497)	$(1,510,288)
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$663,039	$1,638,265
Distribution Reinvested	21,214	—
Proceeds from Credit Facilities	708,000	—
Repayment of Credit Facilities	(328,000)	—
Distributions Paid in Cash	(30,486)	—
Payments for Redemptions	(1,178)	—
Net Cash Provided by Financing Activities	1,032,589	1,638,265
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(35)	—
Cash and Cash Equivalents
Net Increase	100,057	127,977
Beginning of Period	64,744	—
End of Period	$164,801	$127,977
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes	$257	$—
Payments for Interest	$2,756	$—
Supplemental Disclosure of Non-Cash Financing Activities
Distribution Payable	$5,405	$—
Redemptions of Units	$1,590	$—
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,051,635 Shares)	APAC	$415,242	8.9%
Odyssey Holdco L.L.C (c) (967,833 Shares)	Americas	301,727	6.5%
Aspen Holdco III L.P. (283,141 Shares)	Americas	256,500	5.5%
Other Investment(s) in Equity	Americas	60,596	1.3%
Total Digital Infrastructure		1,034,065	22.2%

Energy Infrastructure
Other Investment(s) in Equity	Americas	133,749	2.9%
Total Energy Infrastructure		133,749	2.9%

Technology, Media & Entertainment
Other Investment(s) in Equity	EMEA	12,052	0.3%
Total Technology, Media & Entertainment		12,052	0.3%

Transportation Infrastructure
Mercury Co-Invest L.P. (e) (859,103 Shares)	Americas	618,811	13.3%
Poseidon Holdco I L.P. (d) (500,000 Shares)	Americas	599,953	12.9%
Hieroglyphs L.P. (220 Shares)	EMEA	289,940	6.2%
Other Investment(s) in Equity	EMEA	100,312	2.2%
Total Transportation Infrastructure		1,609,016	34.6%

Various (f)
Infrastructure Investments L.P.(g)(645,000 Shares)	Various	852,972	18.3%
SP Ibex Acquisitions L.P. (327,250,000 Shares)	Various	261,810	5.6%
Other Investment(s) in Affiliated Investee Funds	Various	142,488	3.1%
Total Various		1,257,270	27.0%
Total Equity Investments (Cost: Americas $1,716,659, EMEA $407,460, APAC $297,475, Various $1,086,126)		4,046,152	86.9%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (i)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA	$41,374	0.9%
Other Investment(s) in Debt	Americas	13,732	0.3%
Total Consumer and Services		55,106	1.2%

Digital Infrastructure
Odyssey Holdco L.L.C. (Outstanding Principal of $24,966)	Americas	24,994	0.5%
Other Investment(s) in Debt	Americas	101,344	2.2%
Total Digital Infrastructure		126,338	2.7%

Energy
Other Investment(s) in Debt	Americas	193,855	4.2%
Total Energy		193,855	4.2%

Energy Infrastructure
Other Investment(s) in Debt	Americas	71,881	1.5%
Total Energy Infrastructure		71,881	1.5%

Industrials
Other Investment(s) in Debt	Americas	2,536	0.1%
Total Industrials		2,536	0.1%

Infrastructure Services
Other Investment(s) in Debt	Americas	98,860	2.1%
Other Investment(s) in Debt	EMEA	2,512	0.1%
Total Infrastructure Services		101,372	2.2%

Real Estate
Other Investment(s) in Debt	Americas	57,466	1.2%
Total Real Estate		57,466	1.2%

Technology, Media & Entertainment
Other Investment(s) in Debt	Americas	19,931	0.4%
Total Technology, Media & Entertainment		19,931	0.4%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Infrastructure (continued)
Transportation Infrastructure
Poseidon Seller 3 L.L.C. (Outstanding Principal of $73,035)	Americas	72,527	1.6%
Other Investment(s) in Debt	Americas	65,336	1.4%
Total Transportation Infrastructure		137,863	3.0%

Various (f)
Other Investment(s) in Debt	Americas	10,275	0.2%
Total Various		10,275	0.2%
Total Debt Investments - Infrastructure (Cost: Americas $724,165, EMEA $40,817)		776,623	16.7%

Debt Investments - Liquid (j)
Consumer and Services
Other Investment(s) in Debt	Americas	144,712	3.1%
Other Investment(s) in Debt	EMEA	9,801	0.2%
Total Consumer and Services		154,513	3.3%

Digital Infrastructure
Other Investment(s) in Debt	Americas	7,115	0.2%
Total Digital Infrastructure		7,115	0.2%

Energy
Other Investment(s) in Debt	Americas	7,765	0.2%
Total Energy		7,765	0.2%

Energy Infrastructure
Other Investment(s) in Debt	Americas	7,251	0.2%
Total Energy Infrastructure		7,251	0.2%

Healthcare
Other Investment(s) in Debt	Americas	51,403	1.1%
Total Healthcare		51,403	1.1%

Industrials
Other Investment(s) in Debt	Americas	42,748	0.9%
Total Industrials		42,748	0.9%
continued..

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (continued) (j)
Infrastructure Services
Other Investment(s) in Debt	Americas	$152,733	3.3%
Other Investment(s) in Debt	APAC	7,117	0.2%
Other Investment(s) in Debt	EMEA	4,119	0.1%
Total Infrastructure Services		163,969	3.5%

Real Estate
Other Investment(s) in Debt	Americas	8,103	0.2%
Total Real Estate		8,103	0.2%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	91,752	2.0%
Other Investment(s) in Debt	EMEA	3,998	0.1%
Other Investment(s) in Debt	APAC	3,988	0.1%
Total Technology, Media and Entertainment		99,738	2.1%

Transportation Infrastructure
Other Investment(s) in Debt	Americas	15,499	0.3%
Total Transportation Infrastructure		15,499	0.3%
Total Debt Investments - Liquid (Cost: Americas $537,095, EMEA $21,157, APAC $8,144)		558,104	12.0%
Total Debt Investments (Cost: Americas $1,261,260, EMEA $61,974, APAC $8,144)		1,334,727	28.7%
Total Investments and Investments in Affiliated Investee Funds (Cost:$4,839,097)		5,380,879	115.6%
continued..

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Fidelity Investments Money Market Treasury	Americas	$69,369	1.5%
Dreyfus Government Cash Management	Americas	9,177	0.2%
Total Money Market Fund (Cost: $78,547 Americas)		78,546	1.7%

Cash
Cash Held at Banks	n/a	86,255	1.9%
Total Cash (Cost $86,255)		86,255	1.9%
Total Cash and Cash Equivalents (Cost: $164,801)		164,801	3.5%

Derivative at Fair Value
Derivative Assets at Fair Value
Foreign Currency Contracts	n/a	2,861	0.1%
Total Derivative Assets at Fair Value (Cost: $—)		2,861	0.1%

Derivative Liabilities at Fair Value
Foreign Currency Contracts	n/a	811	0.0%
Total Derivative Liabilities at Fair Value (Cost: $—)		811	0.0%
Total Derivatives (Cost: $—)		2,050	0.0%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $5,003,899)		5,547,730	119.2%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (k) (1,637,829,051,635 Shares)	APAC	$346,583	9.1%
Odyssey Holdco L.L.C. (l) (811,288 Shares)	Americas	244,587	6.4%
Other Investment(s) in Equity	Americas	21,259	0.6%
Total Digital Infrastructure		612,429	16.0%

Energy Infrastructure
Other Investment(s) in Equity	Americas	123,060	3.2%
Total Energy Infrastructure		123,060	3.2%

Transportation Infrastructure
Poseidon Holdco I L.P. (m) (500,000 Shares)	Americas	580,177	15.2%
Mercury Co-Invest L.P. (n) (783,265 Shares)	Americas	534,915	14.0%
Hieroglyphs L.P. (220 Shares)	EMEA	222,041	5.8%
Other Investment(s) in Equity	EMEA	76	0.0%
Total Transportation Infrastructure		1,337,209	35.0%

Various (f)
Infrastructure Investments L.P. (o) (640,423 Shares)	Various	790,228	20.7%
Other Investment(s) in Affiliated Investee Funds	Various	130,251	3.4%
Total Various		920,479	24.1%

Total Equity Investments (Cost: Americas $1,349,855, EMEA $219,658, APAC $297,475, Various $802,546)		2,993,177	78.4%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

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
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

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

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (continued) (j)
Infrastructure Services
Other Investment(s) in Debt	Americas	$123,976	3.2%
Other Investment(s) in Debt	APAC	5,149	0.1%
Other Investment(s) in Debt	EMEA	2,136	0.1%
Total Infrastructure Services		131,261	3.4%

Real Estate
Other Investment(s) in Debt	Americas	6,147	0.2%
Total Real Estate		6,147	0.2%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	91,082	2.4%
Other Investment(s) in Debt	APAC	3,015	0.1%
Other Investment(s) in Debt	EMEA	2,010	0.1%
Total Technology, Media and Entertainment		96,107	2.5%

Transportation Infrastructure
Other Investment(s) in Debt	Americas	11,134	0.3%
Total Transportation Infrastructure		11,134	0.3%
Total Debt Investments - Liquid (Cost: Americas $443,224, EMEA $20,329, APAC $5,145)		468,363	12.3%
Total Debt Investments (Cost: Americas $1,101,545, EMEA $46,243, APAC $5,145)		1,166,894	30.6%
Total Investments and Investments in Affiliated Investee Funds (Cost: $3,822,467)		4,160,071	109.0%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Dreyfus Government Cash Management	Americas	$8,745	0.2%
Fidelity Investments Money Market Treasury	Americas	4,737	0.1%
Total Money Market Fund (Cost: Americas $13,482)		13,482	0.4%

Cash
Cash Held at Banks	n/a	51,262	1.3%
Total Cash (Cost: $51,262)		51,262	1.3%
Total Cash and Cash Equivalents (Cost: $64,744)		64,744	1.7%

Derivative Instruments
Derivative Assets at Fair Value
Foreign Currency Contracts	n/a	143	0.0%
Total Derivative Assets at Fair Value (Cost: $—)		143	0.0%

Derivative Liabilities at Fair Value
Foreign Currency Contracts	n/a	265	0.0%
Total Derivative Liabilities at Fair Value (Cost: $—)		265	0.0%
Total Derivatives (Cost: $—)		(122)	0.0%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $3,887,211)		4,224,693	110.7%
________________
Fair Value as a Percentage of Net Assets may not add due to rounding.
n/a        Not applicable.
EMEA    Europe, Middle East and Africa.
APAC    Asia Pacific.
(a)Equity Investments are generally considered equity interests, which includes different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (i) common equity, (ii) preferred equity, (iii) limited partner interest (iv) warrants and (v) other equity-linked securities.
(b)BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA's proportionate fair value representing $41.9 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 163,262,094,673 shares in the investee.
(c)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $235.5 million, representing 5.1% of BXINFRA Net Assets and BXINFRA indirectly owns 716,228 shares in the investee.

continued...

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)

(Dollars in Thousands, Except Share Data)

(d)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA's proportionate fair value representing $38.6 million, or 0.8% of BXINFRA Net Assets and BXINFRA indirectly owns 31,758 shares in the investee.
(e)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury Co-Invest L.P. with BXINFRA's proportionate fair value representing $94.4 million, or 2.0% of BXINFRA Net Assets and BXINFRA indirectly owns 129,468 shares in the investee.
(f)Fund investments are diversified and are not categorized to one industry.
(g)BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation, and Digital which are 30.0%, 27.2%, and 42.8% of the Infrastructure Investments L.P. vehicle’s investments, respectively.
(h)There were no single investments included in this category that exceeded 5% of net assets of BXINFRA Aggregator (CYM) L.P., Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. or a Parallel Fund (as defined below).
(i)Includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.
(j)Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity. Industries may be diversified outside of infrastructure industries.
(k)BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA’s proportionate fair value representing $34.8 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 165,605,569,717 shares in the investee.
(l)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $217.2 million, representing 5.7% of BXINFRA Net Assets and BXINFRA indirectly owns 719,237 shares in the investee.
(m)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA’s proportionate fair value representing $37.1 million, or 1.0% of BXINFRA Net Assets and BXINFRA indirectly owns 32,214 shares in the investee.
(n)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury Co-Invest L.P. with BXINFRA’s proportionate fair value representing $89.0 million, or 2.3% of BXINFRA Net Assets and BXINFRA indirectly owns 131,326 shares in the investee.
(o)BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation and Digital which are 29.1%, 28.4% and 42.6% of the Infrastructure Investments L.P. vehicle’s investments, respectively.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
BXINFRA Aggregator (CYM) L.P. is a Cayman Islands exempted limited partnership formed on August 13, 2024. BXINFRA Aggregator (CYM) L.P. with its consolidated subsidiaries collectively form the “Aggregator.” The Aggregator operates in accordance with the second amended and restated exempted limited partnership agreement (as may be further amended and restated from time to time, the “Aggregator Partnership Agreement”).
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the fair value of investments and financial instruments and provision for taxes, as of the date of the condensed consolidated financial statements. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Principles of Consolidation
In accordance with ASC 946, the Aggregator generally does not consolidate its investment in a company unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. A controlling financial interest is defined as (a) the power to direct the activities of the investment company that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the investment company. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries where BXINFRA has the power to direct activities that most significantly impact such vehicles’ economic performance. All intercompany balances and transactions have been eliminated in consolidation.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
•Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded securities in an active market. The Aggregator does not adjust the quoted price for these investments (to the extent it holds them) even in situations where the Aggregator holds a large position and a sale could reasonably impact the quoted price.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments that would generally be included in this category include publicly traded securities with restrictions on disposition, certain convertible securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, valuations for comparable companies, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt, equity and certain convertible securities.
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
Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).
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
Investments in debt securities that are not listed on an exchange, but for which external pricing sources such as dealer quotes or independent pricing services may be available, are valued utilizing valuation techniques such as external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds may be valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds that are managed by the Investment Manager, investments held directly on such funds’ balance sheets may also be direct investments of BXINFRA. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the Investments at Fair Value section above.
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
Net Change in Unrealized Gain (Loss) on Investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. The Aggregator presents unrealized gains and losses resulting from changes in fair value of its investments reflected in Net Change in Unrealized Gain (Loss) on Investments on the Condensed Consolidated Statements of Operations.
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
Organizational and Offering Expenses
Prior to the Initial Closing Date, organizational and offering expenses were paid by the Investment Manager. After BXINFRA U.S. and the Feeder first accepted third-party investors and commenced investment operations, costs associated with the organization of BXINFRA were expensed. Costs associated with the offering of BXINFRA U.S. and the Feeder are capitalized as a deferred expense and included as an asset on the Condensed Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period. Organization and offering expenses are borne by the Aggregator since the expenses benefit all investors that invest through BXINFRA U.S., the Feeder or any Parallel Fund. Organizational expenses are reported in Organizational Expenses and offering expenses are reported in Deferred Offering Costs Amortization on the Condensed Consolidated Statements of Operations.

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
As described in the Investment Management Agreement (as defined in Note 8. “Related Party Transactions”), the Management Fee shall be reduced (but not below zero) by an amount equal to the respective unitholder’s pro-rata share of 100% of the net break-up, topping, commitment, transaction, monitoring, directors’, organization and divestment fees and management and performance fees borne by BXINFRA through secondary market purchases of existing investments in investment funds and other vehicles or accounts managed or advised by Blackstone from time to time (other than Parallel Funds, Feeder Funds and alternative vehicles), and any successors thereto, in each case, including any alternative vehicles formed in connection therewith, any supplemental capital vehicle formed in connection with any investments made thereby and any investment vehicles formed in connection with Blackstone’s side-by-side or additional general partner investments relating thereto, including BXINFRA Lux (“Other Blackstone Accounts”) (excluding secondary investments in Other Blackstone Accounts that were made as part of the portfolio transaction) paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments. These fees, when recognized, are presented as Management Fees Waived. Refer to Note 8. “Related Party Transactions” for more information.
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
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of their share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
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
Affiliates
The General Partner, the Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., Parallel Funds, the Feeder, BXINFRA Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Aggregator. Investments of BXINFRA and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXINFRA based on Blackstone’s level of ownership and control.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026.
3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	March 31, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$164,801	$—	$—	$—	$164,801
Investments
Equity Investments	—	31,060	2,753,583	4,239	2,788,882
Debt Investments
Infrastructure	—	559,105	217,518	—	776,623
Liquids	—	548,117	9,987	—	558,104
Total Debt Investments	—	1,107,222	227,505	—	1,334,727
Total Investments	—	1,138,282	2,981,088	4,239	4,123,609
Investments in Affiliated Investee Funds	—	—	915,565	341,705	1,257,270
Derivative Assets	—	2,861	—	—	2,861
	$164,801	$1,141,143	$3,896,653	$345,944	$5,548,541
Liabilities
Derivative Liabilities	$—	$811	$—	$—	$811

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

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of March 31, 2026, there were no equity securities subject to sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$2,445,820	Discounted Cash Flows	WACC	8.5% - 12.3%	10.4%	Lower
			Exit Capitalization Rate	6.0% - 6.1%	6.0%	Lower
			Exit Multiple	11.5x - 20.4x	15.5x	Higher
	307,763	Transaction Price	n/a
Debt Investments - Infrastructure	97,521	Third-Party Pricing	n/a
	119,997	Yield Analysis	Discount Rate	4.5%	4.5%	Lower
Debt Investments - Liquids	9,987	Transaction Price	n/a
Total Investments	2,981,088
Investments in Affiliated Investee Funds	913,321	Discounted Cash Flows	WACC	5.4% - 12.7%	12.7%	Lower
			Exit Capitalization Rate	4.6% - 7.2%	7.2%	Lower
			Exit Multiple	1.7x - 22.0x	22.0x	Higher
	2,244	Transaction Price	n/a
	$3,896,653

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$2,041,413	Discounted Cash Flows	WACC	8.7% - 11.9%	10.4%	Lower
			Exit Capitalization Rate	6.1%	6.1%	Lower
			Exit Multiple	11.5x - 20.4x	17.7x	Higher
		Transaction Price	n/a
Debt Investments - Infrastructure	207,173	Third-Party Pricing	n/a
		Other	n/a
		Transaction Price	n/a
Total Investments	2,248,586
Investments in Affiliated Investee Funds	776,568	Discounted Cash Flows	WACC	5.4% - 21.4%	10.0%	Lower
			Exit Capitalization Rate	4.6% - 7.2%	6.2%	Lower
			Exit Multiple	11.5x - 24.7x	14.8x	Higher
		Other	Discount to Escrow	30.1%	30.1%	Higher
		Transaction Price	n/a
	$3,025,154
____________________
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2026
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$2,041,413	$207,173	$—	$776,568	$3,025,154
Purchases	298,182	11,208	5,025	5,668	320,083
Sales and Proceeds from Investments	(2,030)	(2,776)	—	—	(4,806)
Transfers Into Level III (a)	—	—	4,994	—	4,994
Change in Gain (Loss) Included in Net Assets	416,018	1,913	(32)	133,329	551,228
Balance, End of Period	$2,753,583	$217,518	$9,987	$915,565	$3,896,653
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$416,018	$1,913	$(32)	$133,329	$551,228

	Level III Financial Assets at Fair Value
	Three Months Ended March 31, 2025
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$—	$—	$—	$—	$—
Purchases	913,037	—	—	—	913,037
Sales and Proceeds from Investments	(5,111)	—	—	—	(5,111)
Change in Gain Included in Net Assets	19,848	—	—	—	19,848
Balance, End of Period	$927,774	$—	$—	$—	$927,774
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$19,848	$—	$—	$—	$19,848
____________________
(a)The transfers into Level III financial assets were primarily due to a change of observability of inputs used in the valuation of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of March 31, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	March 31, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$518,823	$341,705	$355,000	$69,777
____________________
(a)These Affiliated Investee Funds primarily hold investments in limited partner interests of private funds in the Various sector.
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
As a result of the use of derivative contracts, the Aggregator is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Aggregator enters into contracts with certain major financial institutions, primarily those with investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	March 31, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Derivative Instruments
Foreign Currency Contracts (GBP)	£117,750	$2,558	£117,750	$296	£70,000	$14	£125,000	$234
Foreign Currency Contracts (EUR)	€12,000	303	€12,000	515	€32,000	129	€20,000	31
		$2,861		$811		$143		$265

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended March 31,
	2026	2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$1,773	$—
Net Change in Unrealized Gain (Loss)
Foreign Currency Contracts	2,172	(1,729)
	$3,945	$(1,729)
As of March 31, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Repurchase Agreements
As of March 31, 2026 and December 31, 2025, the Aggregator held investments pledged as collateral with a carrying value of $72.5 million and $72.0 million, respectively.
The following table presents information regarding the Aggregator’s repurchase agreement obligations:

	March 31, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

	March 31, 2026	December 31, 2025
Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$58,005	$58,005
Amounts Subject to an Enforceable Master Netting Arrangement	$58,005	$58,005
_____________________
(a)Represents collateral type.
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
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of March 31, 2026, the Aggregator had $300.0 million outstanding under the Brentwood Credit Facility. The carrying value of amounts outstanding under the Brentwood Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of March 31, 2026, the effective interest rate on borrowings outstanding was 5.02%. As of December 31, 2025, the Aggregator had no balance outstanding under the Brentwood Credit Facility.
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
Under the Jutland Credit Facility, borrowings denominated in U.S. dollars will bear interest at a rate of the three-month SOFR plus an applicable margin of 1.45% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Jutland Administrative Agent, without a premium or penalty, subject to certain conditions. The Jutland Credit Facility is subject to a commitment fee that accrues at 0.45% per annum on the average daily unused aggregate commitment above a Minimum Utilization Percentage (defined below). If during any quarter, the aggregate outstanding principal amount of advances divided by the aggregate commitments (the “Average Utilization”), is less than (a) for the period from October 9, 2025 to and including February 9, 2026, 40.00%, (b) for the period from February 10, 2026 to and including April 9, 2026, 50.00% and (c) thereafter, 65.00% (the “Minimum Utilization Percentage”), the Aggregator shall also pay an average

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

utilization fee (the “Average Utilization Fee”). The Average Utilization Fee is calculated as 1.45%, multiplied by the Minimum Utilization Percentage minus the Average Utilization, multiplied by the aggregate commitment.
As of March 31, 2026, the Aggregator had $150.0 million outstanding under the Jutland Credit Facility. As of March 31, 2026, the effective interest rate on borrowings outstanding was 5.12%. As of December 31, 2025, the Aggregator had $70.0 million outstanding under the Jutland Credit Facility. As of December 31, 2025, the effective interest rate on borrowings outstanding was 5.15%. The carrying value of amounts outstanding under the Jutland Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy.
Aggregator Credit Agreement
On January 26, 2026, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $400.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio of 22.5%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement).
The parties to the Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”), and certain other lenders and the letter of credit issuers as identified in the Aggregator Credit Agreement. The Aggregator Credit Agreement matures on January 26, 2028, subject to a one-year extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the (a) one-month term SOFR plus a spread of 3.00% per annum, (b) daily simple SOFR plus a spread of 3.00% per annum, or (c) base rate (as defined in the Aggregator Credit Agreement) plus a spread of 2.00%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.45% to 0.65% and is dependent on the total borrowings outstanding. Under the Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment fees.
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
As of March 31, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding.
7. Net Assets
Through March 5, 2026, the Aggregator offered two classes of limited partnership units: Class A and Class B units. On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an “Aggregator Unit” or “Unit”). As of March 31, 2026, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued the applicable series of Class I Units in exchange for their contributions to the Aggregator; specifically, contributions from BXINFRA U.S. Class I‑Series II units are invested into Class I‑Series II Aggregator Units, contributions from BXINFRA U.S. Class I‑Series III units are invested into Class I‑Series III Aggregator Units, and contributions from all other BXINFRA U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.

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
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Aggregator Unit for Class I-Series I Units. No Class I-Series II Units or Class I-Series III Units have been issued since inception.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I	Total
	Series I Units
Units Outstanding as of December 31, 2025	138,551,291	138,551,291
Units Issued	23,878,412	23,878,412
Distributions Reinvested	769,258	769,258
Redemption of Units	(98,938)	(98,938)
Units Outstanding as of March 31, 2026	163,100,023	163,100,023

Units Outstanding as of December 31, 2024	—	—
Units Issued	65,062,200	65,062,200
Units Outstanding as of March 31, 2025	65,062,200	65,062,200

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
During the three months ended March 31, 2026, 98,938 Aggregator Units were redeemed for an aggregate value of $2.8 million. No Aggregator Units were redeemed during the three months ended March 31, 2025.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units as authorized by the General Partner.
The following table presents a summary of the aggregate distributions declared and payable for the three months ended March 31, 2026 for each applicable class of Units. There were no distributions declared or payable for the three months ended March 31, 2025. No Class I-Series II Units or Class I-Series III Units have been issued by the Aggregator since inception.

			Distributions Per Unit
Declaration Date	Record Date	Payment Date	Class I-Series I Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2200

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Distribution Reinvestment Plan
When a cash distribution is declared, each Aggregator unitholder that has not “opted out” of the Distribution Reinvestment Plan (“DRIP”) will have their distributions automatically reinvested in additional Aggregator Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per Aggregator Unit for such Aggregator Unit. For further details on the DRIP, see Note 5. “Net Assets” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.
For the three months ended March 31, 2026, $21.2 million of distributions were reinvested in Class I-Series I Units. During the three months ended March 31, 2025, there were no distributions declared or payable.
8. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXINFRA’s portfolio management function to the Investment Manager on January 2, 2025.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA (indirectly through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, paid quarterly, accrued monthly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request and will be subject to certain limitations.
The General Partner elected to receive $5.0 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the three months ended March 31, 2026, the equity of intermediate entities was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I units, after which BXINFRA U.S. contributed such equity to the Aggregator in exchange for 180,640 Units.
For the three months ended March 31, 2026 and 2025, the Aggregator accrued Performance Participation Allocation of $26.7 million and $5.3 million, respectively.
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
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to Class I-Series I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to Class I-Series II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to Class I-Series III Units, accrued monthly (1/12th of the total annual Management Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator unit redemptions,

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. As of July 1, 2025, Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three months ended March 31, 2026 and 2025. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three months ended March 31, 2026, the Aggregator accrued Management Fees of $13.8 million. For three months ended March 31, 2025, the Aggregator had $4.2 million gross Management Fee, of which the Investment Manager waived all $4.2 million. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the Aggregator Partnership Agreement and Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum, accrued monthly (1/12th of the total annual Administration Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, servicing fee, Administration Fee and Performance Participation Allocation, pending Aggregator unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
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
For the three months ended March 31, 2026 and 2025, the Aggregator accrued Administration Fees of $1.1 million and $0.3 million, respectively.
Investments in Affiliated Investee Funds
As of March 31, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $1.3 billion and $920.5 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2025, the Investment Manager has voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
For the three months ended March 31, 2025, the Aggregator accrued Expense Support of $0.7 million, that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three months ended March 31, 2026.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Aggregator for the payment of fund and tax expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates consists of balances owed to the Aggregator from other non-consolidated entities within BXINFRA.
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
Related Party Transactions
BXINFRA may, from time to time, enter into transactions with certain affiliates and controlled portfolio companies of Other Blackstone Accounts. Such transactions are subject to oversight and, where required, approval by the independent directors of BXINFRA U.S. and are conducted in accordance with the terms of BXINFRA U.S.’s limited partnership agreement and applicable policies and procedures.
During the three months ended March 31, 2026 and 2025, the Aggregator acquired Infrastructure Investments, liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”) and future commitments to acquire Infrastructure Investments totaling up to $150.0 million and $1.9 billion, respectively, from Blackstone Holdings Finance Co. L.L.C., an affiliate of the Investment Manager, pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Financial Statements” of BXINFRA U.S.
During the three months ended March 31, 2026 and 2025, the Aggregator extended credit to Other Blackstone Accounts and portfolio companies controlled by BXINFRA in connection with one investment for an aggregate amount of $10.8 million and $26.9 million, respectively. The terms of the investments were negotiated by participating third-party investors and the Aggregator participated on the same terms as such third-party investors and Other Blackstone Accounts, if any.
Additionally, during the three months ended March 31, 2026, the Aggregator acquired one loan from Blackstone Holdings Finance Co. L.L.C. (“Finco”) for an aggregate amount of $9.6 million. The loan was purchased from Finco at a purchase price of cost. There were no such investments during the three months ended March 31, 2025.
A portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three months ended March 31, 2026 and 2025, the Aggregator funded capital commitments to such funds for an aggregate amount of $16.6 million and $440.4 million, respectively, and received a cash distribution from one such fund for an aggregate amount of $5.7 million for the three months ended March 31, 2026. See Note 9. “Commitments and Contingencies” for more information on the commitments made to other Blackstone funds.
Additionally, the Investment Manager has delegated the portfolio management of BXINFRA’s Investments in Debt and Other Securities to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXINFRA and Other Blackstone Accounts. During the three months ended March 31, 2026 and 2025, the Aggregator did not participate in any cross-transactions with an Other Blackstone Account.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than servicing fees, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $3.6 million of which $3.2 million relates to Organizational Expenses and was expensed as incurred and $0.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. During the three months ended March 31, 2026, the Investment Manager advanced $0.5 million of additional Organizational Expenses on BXINFRA’s behalf. As of March 31, 2026, the Aggregator had Organizational Cost Payable of $3.7 million and Offering Cost Payable of $0.4 million due to the Investment Manager.
As of March 31, 2026, the Aggregator had unfunded commitments to existing investments of $1.2 billion, of which $401.7 million is committed to other Blackstone funds, and had additional conditional commitments of $125.0 million to new investments, which excludes investment commitments of the BXINFRA Warehouse as it is not certain whether BXINFRA will ultimately acquire any such investments. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of March 31, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of March 31, 2026.
10. Income Taxes
Uncertain Tax Positions
As of March 31, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.
11. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II Units or Class I-Series III Units have been issued since inception.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(All Dollars are in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I-Series I Units (a)
	Three Months Ended March 31,
	2026	2025
Per Unit Data
Net Asset Value, Beginning of Period (b)	27.55	—
Proceeds from Units Issued	—	25.00
Net Investment Loss	(0.12)	(0.02)
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	1.33	0.70
Net Increase in Net Assets	1.20	0.68
Distributions	(0.22)	—
Net Asset Value, End of Period	$28.53	$25.68
Units Outstanding, End of Period	163,100,021	65,062,200
Total Return Based on Net Asset Value (c) (d)	4.37%	2.71%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (e)	0.51%	1.03%
Expenses and Management Fees Waivers (e)	0.00%	0.37%
Accrued Performance Participation Allocation	0.62%	0.40%
Total Expenses	1.13%	1.80%
Net Investment Income (Loss)	-0.48%	0.51%
____________________
(a)Amounts may not add due to rounding.
(b)On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units and discontinued its Class B units.
(c)For the three months ended March 31, 2026, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Aggregator Unit. Total return does not include upfront transaction fees, if any.
(d)For the three months ended March 31, 2025, total return is calculated as the change in Net Asset Value per Aggregator Unit during the period, plus distributions per Aggregator Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the initial Net Asset Value per Aggregator Unit of $25.00. Total return does not include upfront transaction fees, if any.
(e)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Interest Expense, Deferred Offering Costs Amortization, Administration Fees and Other.
12. Subsequent Events

The Aggregator has evaluated the impact of all subsequent events through May 12, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

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
In this report, we refer to Blackstone Infrastructure Strategies L.P. as “BXINFRA U.S.” The terms “BXINFRA,” the “Fund,” “we,” “us” or “our” collectively refer to BXINFRA U.S., Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”), BXINFRA Aggregator (CYM) L.P., together with its consolidated subsidiaries (the “Aggregator”), and any Parallel Funds, as the context requires. Blackstone Private Markets Solutions SCA-SICAV – Blackstone Infrastructure Strategies ELTIF, BXINFRA Aggregator SCSp and its parallel funds (together, “BXINFRA Lux”), together with BXINFRA, are referred to as the “BXINFRA Fund Program.”
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated affiliate of BXINFRA U.S. As such, in this discussion and analysis, we believe it is important to present information for both BXINFRA U.S. and the Aggregator. The unaudited financial statements of each entity are presented in “Item 1. Financial Statements” of this document.
Overview
We were organized on July 16, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940.
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
Business Environment
As of May 12, 2026, BXINFRA has generated strong returns driven by the performance of its underlying investments across digital, energy and transportation infrastructure. At the same time, continued demand for data center capacity — supported by increasing data creation, consumption, and storage — along with new leasing activity has contributed to favorable long-term demand expectations within the digital infrastructure portfolio. We also see rising power demand in the US and internationally that we believe necessitates continued investment in energy infrastructure across the broader portfolio. Nevertheless, power availability, costs, and the broader policy and regulatory environment remain in focus across the portfolio.
Regarding broader market dynamics, volatility and broader uncertainty given the ongoing conflict in the Middle East has had the effect of slowing some realization activity in the near term. We believe a durable resolution to the conflict, however, should contribute to improved transaction activity across asset classes, though no assurance can be given as to timing or outcome.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of digital, energy and transportation.
As of March 31, 2026, BXINFRA’s portfolio:
•Provides exposure to over 30 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests.
•Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $5.5 billion, exclusive of the investment commitments acquired by consolidated legal entities of Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement (the “BXINFRA Warehouse”). Out of the $5.5 billion, BXINFRA has invested or committed $4.1 billion to Infrastructure Equity investments, $726.0 million to Infrastructure Secondaries and $654.2 million to Infrastructure Credit. On an invested basis, 20.0% of BXINFRA’s fair market value consists of fund interests in Blackstone’s infrastructure funds and diversified secondaries portfolios. BXINFRA holds $566.4 million of Debt Investments – Liquids at cost.
As of March 31, 2026, the BXINFRA Warehouse had $719.8 million of commitments. The BXINFRA Fund Program’s obligation to acquire any of the investments of the BXINFRA Warehouse is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to acquire such assets as determined by the Investment Manager. As of March 31, 2026, the Investment Manager had not determined the allocations of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.
Key Components of Our Results of Operations and Financial Metrics
From inception through January 2, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. Our key financial measures and the results of operations are discussed below.
BXINFRA U.S. - Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXINFRA U.S. generates income primarily from its investment in the Aggregator. BXINFRA U.S. had an interest of 94.0% in the Aggregator as of March 31, 2026, an increase of 3.7% compared to an interest of 90.3% as of March 31, 2025. The increase in BXINFRA U.S. interest is driven by relative subscriptions between BXINFRA U.S. and the Parallel Fund.
For the three months ended March 31, 2026, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $186.1 million, an increase of $153.8 million, compared to $32.3 million for the three months ended March 31, 2025. This resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the

Aggregator of $140.7 million, an increase of $109.1 million compared to $31.6 million for the three months ended March 31, 2025. There were no net realized gains or losses from the investment in the Aggregator for the three months ended March 31, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator - Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income from investments in Infrastructure Investments, including dividends, and distributions on our investments. The Aggregator also generate income in the form of interest income from our investments in Debt and Other Securities.
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
For the three months ended March 31, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $153.8 million compared to the three months ended March 31, 2025 was attributable to an increase of $181.1 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $27.3 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended March 31, 2026, the Aggregator had $206.7 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $181.1 million, compared to $25.6 million for the three months ended March 31, 2025. The primary drivers contributing to the increase for the three months ended March 31, 2026 are:
•$223.6 million of Net Change in Unrealized Gain (Loss) on Investments, an increase of $195.1 million, compared to $28.5 million for the three months ended March 31, 2025, primarily due to an increase in the investment asset base and unrealized appreciation on Investments in Affiliated Investee Funds and digital infrastructure and transportation infrastructure investments.
•$2.2 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, an increase of $3.9 million, compared to $(1.7) million for the three months ended March 31, 2025, primarily due to the reversal of previously recognized unrealized losses on derivative instruments during the three months ended March 31, 2026.
•$(2.6) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies, a decrease of $2.3 million, compared to $(0.3) million for the three months ended March 31, 2025, primarily attributable to higher realized loss on liquid debt investments in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
•$(16.5) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, a decrease of $15.6 million, compared to $(0.9) million for the three months ended March 31, 2025, primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.
Net Investment Income (Loss)
For the three months ended March 31, 2026, the Aggregator’s Net Investment Income (Loss) was $(20.6) million, a decrease of $27.3 million, compared to $6.7 million for the three months ended March 31, 2025. The decrease in Net Investment Income (Loss) was primarily attributable to increases of $39.8 million in Net Expenses, partially offset by an increase of $10.5 million in Total Income.

Aggregator Income
For the three months ended March 31, 2026, the Aggregator generated $28.9 million in Total Income, an increase of $10.5 million, compared to $18.4 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $9.6 million in Interest Income, principally due to an increase in interest income from liquid debt investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. In consideration for its investment management services, BXINFRA U.S. (indirectly through the Aggregator) pays the Investment Manager a management fee (the “Management Fee”). The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXINFRA U.S.’s Investment Management Agreement (as defined in Item 1. Financial Statements), (b) Performance Participation Allocation (as defined in Item 1. Financial Statements) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity and (d) all other expenses of BXINFRA’s operations, administrations and transactions, excluding expenses specific to BXINFRA U.S. (described below).
For the three months ended March 31, 2026, the Aggregator incurred $48.6 million in gross Total Expenses, and increase of $35.0 million, compared to $13.6 million for the three months ended March 31, 2025. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation, both primarily driven by an increase in Transactional NAV. For the three months ended March 31, 2026, the aggregator had $26.7 million of Performance Participation Allocation, an increase of $21.4 million, compared to $5.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Aggregator had $13.8 million of gross Management Fees, an increase of $9.6 million, compared to $4.2 million, which was fully waived by the Investment Manager, for the three months ended March 31, 2025.
Provision (Benefit) for Taxes
For the three months ended March 31, 2026, the Aggregator incurred $0.9 million in Provision for Taxes, a decrease of $2.1 million, compared to $3.0 million for the three months ended March 31, 2025. This was primarily driven by a smaller increase in Net Change in Unrealized Gain (Loss) on Investments from Investments held by the underlying partnership and allocated to Aggregator corporations.
BXINFRA U.S. - Expenses
For the three months ended March 31, 2026, BXINFRA U.S. incurred $0.4 million in Net Expenses, an increase of $0.1 million, compared to $0.3 million for the three months ended March 31, 2025.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXINFRA U.S.’s net proceeds of its continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from investments and proceeds from net borrowings on its credit facility. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries and funding other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan (the “Unit Redemption Plan”), debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.
As of March 31, 2026, debt financing available to BXINFRA U.S. and the Aggregator consisted of two senior secured revolving credit facilities, an unsecured, uncommitted line of credit agreement, a revolving credit facility and an asset-backed repurchase agreement. As of March 31, 2026, the Aggregator had a principal amount of $450.0 million outstanding under the senior secured revolving credit facilities and the revolving credit facility, and BXINFRA U.S. had no borrowings or amounts outstanding under its line of credit agreement. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of March 31, 2026, BXINFRA U.S.’s and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our units and the use of existing and future financing arrangements.
The Aggregator
As of March 31, 2026, the Aggregator had $164.8 million in Cash and Cash Equivalents which, in combination with $400.0 million of unused capacity under the Aggregator’s credit facilities, and net proceeds from Units, we expect to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of March 31, 2026, the Aggregator held $558.1 million of liquid debt investments, which could provide additional liquidity if necessary. As of March 31, 2026, the Aggregator had conditional commitments of $125.0 million to new investments. This excludes commitments of the BXINFRA Warehouse as it is not certain whether the Aggregator will ultimately acquire any such investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. Conditional commitments of the Aggregator are generally expected to close within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of March 31, 2026, the Aggregator had unfunded commitments of $1.2 billion to existing investments, which are generally due upon demand, of which $401.7 million is committed to Other Blackstone Accounts, which while due upon demand are generally called over a period of up to four years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investment funds and capital commitments to investments that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from Units issued and investment sale realizations. BXINFRA expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
As of March 31, 2026, the Aggregator had Total Assets of $5.7 billion, an increase of $1.4 billion, compared to $4.3 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $900.0 million in Investments at Fair Value. As of March 31, 2026, the Aggregator had Total Liabilities of $996.6 million, an increase of $512.2 million, compared to $484.4 million as of December 31, 2025. The increase in Total Liabilities was primarily driven by increases of $380.0 million of Credit Facilities and $135.9 million in Payables for Investments Purchased.
BXINFRA U.S.
As of March 31, 2026, BXINFRA U.S. had $0.4 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s line of credit agreement which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. As of March 31, 2026, BXINFRA U.S. had Total Assets of $4.4 billion, an increase of $0.8 billion, compared to $3.6 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $817.8 million in Investment in the Aggregator at Fair Value driven by an increase in subscriptions in BXINFRA U.S. and continued appreciation of investments. As of March 31, 2026, BXINFRA U.S. had Total Liabilities of $116.4 million, an increase of $15.9 million, compared to $100.5 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $9.9 million in Servicing Fees Payable, which was primarily driven by an increase in Transactional Net Asset Value.
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

March 31, 2026
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$4,376,936
Cash and Cash Equivalents	430
Other Assets	35,985
Accrued Unitholder Servicing Fees (b)	(1,940)
Other Liabilities	(37,335)
Transactional Net Asset Value	$4,374,076
____________________
(a)For BXINFRA U.S.’s Transactional NAV, Investment in the Aggregator includes organizational and offering expenses paid by the Investment Manager in the month the Aggregator reimburses the Investment Manager for such costs, Performance Participation Allocation accrual and Management Fee accrual. Investment in the Aggregator may be adjusted for certain contingent tax liabilities to the extent the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.
(b)Accrued unitholder servicing fees only apply to Class S and Class D Units, as applicable. For purposes of BXINFRA U.S.’s Transactional NAV, the fees are recognized as a reduction of BXINFRA U.S.’s Transactional NAV on a monthly basis.
The Transactional NAV per Unit for each class, or series of a class, of BXINFRA U.S. was as follows:

	March 31, 2026
	Transactional NAV per Unit	Number of Units

Class I
Series I	$28.54	100,229,732
Series II (a)	$—	—
Series III (a)	$—	—
Class S	$28.23	48,242,448
Class D	$28.44	5,313,214
		153,785,394
____________________
(a)The initial Transactional NAV per Unit for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of initial sale.

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value.

March 31, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$4,293,346
Adjustments
Organizational and Offering Expenses (a)	3,572
Servicing Fee (b)	77,158
Transactional Net Asset Value	$4,374,076

____________________
(a)Represents an adjustment to the Investment in the Aggregator to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2026.
(b)Represents an adjustment to reflect unitholder servicing fees on Class S and Class D Units, as applicable, as they are accrued on a monthly basis.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Developments
    Information regarding recent accounting developments and their impact on BXINFRA U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in “Part 1. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of March 31, 2026, we estimate that a 10% decline in the fair value of such investments would result in a decline in the Net Increase in Net Assets Resulting from Operations of the Aggregator of $432.3 million and a decline in Net Increase in Net Assets Resulting from Operations of BXINFRA U.S. of $406.4 million. The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of March 31, 2026 as compared to December 31, 2025. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov and www.bxinfra.com. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.
Unit Redemptions
For additional information on our Unit Redemption Plan, including a breakdown by class, see Note 5. “Net Assets” — “Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans of Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
January 15th - February 12th, 2026	58,519	$27.51	58,519	$—
(a) Redemptions were effective as of January 1, 2026.
(b) Average Price Paid per Unit reflects the 5% Early Redemption Deduction, as applicable.
(c) All redemption requests were satisfied in full.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Amendment No. 1 to BXINFRA U.S. Third Amended and Restated Limited Partnership Agreement

On May 12, 2026, BXINFRA U.S. entered into Amendment No. 1 (the “Amendment”) to its Third Amended and Restated Limited Partnership Agreement with the General Partner.

The Amendment memorializes certain updates to BXINFRA U.S.’s Unit Redemption Plan with respect to the redemption timing and mechanics set forth therein. BXINFRA U.S.’s first redemption window under the updated Unit Redemption Plan commences on the open of business on July 1, 2026 and, unless extended, will close at 4:00 pm (Eastern time) on July 31, 2026, subject to the terms of the Unit Redemption Plan. More information on the Unit Redemption Plan, including the redemption price for each calendar quarter, is available on BXINFRA U.S.’s website at www.bxinfra.com.
The foregoing summary description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is included as Exhibit 3.1 to this report and incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1
Certificate of Limited Partnership of Blackstone Infrastructure Strategies L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 2, 2024).

3.2
Blackstone Infrastructure Strategies L.P. Third Amended and Restated Limited Partnership Agreement, dated as of March 6, 2026 (incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 6, 2026).

3.3*	Amendment No. 1 to the Blackstone Infrastructure Strategies L.P. Third Amended and Restated Limited Partnership Agreement, dated as of May 12, 2026.
10.1
Second Amended and Restated Dealer Manager Agreement, dated as of March 10, 2026, between Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. and Blackstone Securities Partners L.P. (incorporated herein by reference to Exhibit 10.1 to Blackstone Infrastructure Strategies (TE) L.P.’s Registration Statement on Form 10 filed with the SEC on April 28, 2026).

10.2
Form of Selected Dealer Agreement (incorporated herein by reference to Exhibit 10.2 to Blackstone Infrastructure Strategies (TE) L.P.’s Registration Statement on Form 10 filed with the SEC on April 28, 2026).

10.3
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

10.4
Amended and Restated Investment Management Agreement, dated as of March 6, 2026, between Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Advisors L.L.C. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2026).

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
____________________
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

Date: May 12, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Gregory Blank
	Name:	Gregory Blank
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)