Form 10-Q
period 2026-06-30
Blackstone Infrastructure Strategies L.P.; Blackstone Infrastructure Strategies (TE) L.P.
filed 2026-08-11
CIK 2030772, 2050229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
Commission File Number:
Blackstone Infrastructure Strategies L.P. 000-56672
Blackstone Infrastructure Strategies (TE) L.P. 000-56838
Blackstone Infrastructure Strategies L.P.
Blackstone Infrastructure Strategies (TE) L.P.

Delaware Delaware (State or other jurisdiction of incorporation or organization)	Blackstone Infrastructure Strategies L.P. Blackstone Infrastructure Strategies (TE) L.P. (Exact name of registrant as specified in its charter)	99-4067586 99-4573038 (I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York 10154
(Address of principal executive offices) (Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
–––––––––––––––––
    Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Blackstone Infrastructure Strategies L.P.	None	None	None
Blackstone Infrastructure Strategies (TE) L.P.	None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Blackstone Infrastructure Strategies L.P. Yes ☒ No ☐		Blackstone Infrastructure Strategies (TE) L.P. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Blackstone Infrastructure Strategies L.P. Yes ☒ No ☐		Blackstone Infrastructure Strategies (TE) L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Blackstone Infrastructure Strategies L.P.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
		Smaller reporting company ☐	Emerging growth company ☒
Blackstone Infrastructure Strategies (TE) L.P.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
		Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Blackstone Infrastructure Strategies L.P. ☐		Blackstone Infrastructure Strategies (TE) L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Blackstone Infrastructure Strategies L.P. Yes ☐ No ☒		Blackstone Infrastructure Strategies (TE) L.P. Yes ☐ No ☒
As of July 31, 2026, Blackstone Infrastructure Strategies L.P. had the following limited partnership units outstanding: 123,917,388 Class I-Series I Units, 1,000,293 Class I-Series II Units, 0 Class I-Series III Units, 56,766,561 Class S Units and 6,505,030 Class D Units.
As of July 31, 2026, Blackstone Infrastructure Strategies (TE) L.P. had the following limited partnership units outstanding: 26,098,785 Class I-Series I-TE Units, 0 Class I-Series II-TE Units, 0 Class I-Series III-TE Units, 20,168,420 Class S-TE Units, 0 Class D-TE Units, 2,361,098 Class I-TE-ACC Units, 4,434,131 Class S-TE-ACC Units, and 0 Class D-TE-ACC Units.
This combined Form 10-Q is separately filed by Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Strategies (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Item 6.	Exhibits	100
Signatures		101

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2026, of Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
The Feeder invests all or substantially all of its assets through its investment in BXINFRA U.S. and BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder, BXINFRA U.S. and the Aggregator all have the same investment objectives.
We believe combining the Quarterly Reports on Form 10-Q of the Registrants and the Aggregator into this single report:
•facilitates clarity for investors in the Feeder and BXINFRA U.S. regarding the underlying investments of the Registrants,
•enables investors to gain a clearer understanding of the Registrants by allowing them to evaluate the business as a whole,
•eliminates duplicative disclosures and provides a more streamlined and readable presentation, and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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
There are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the section entitled “Risk Factors” in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025 and “Risk Factors” in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxinfra.com. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.
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
The term “Feeder Fund” refers to a limited partner of BXINFRA U.S. that is formed by, or at the direction of, the General Partner (as defined below) or its affiliates to serve as a vehicle which will invest all or substantially all of its investable assets in BXINFRA U.S., including the Feeder.
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
The term “Portfolio Entity” refers to any individual, partnership, corporation, limited liability company, unincorporated organization or association, trust (including the trustees thereof, in their capacity as such) or other entity, in which investments are made by BXINFRA.
The term “Registrant” refers to, individually and collectively, BXINFRA U.S. and the Feeder.
The term “Sponsor” refers to, as the context or applicable law requires, individually and collectively, the General Partner and the Investment Manager.

The term “Transactional NAV” refers to the price at which transactions in BXINFRA’s Units (as defined below) are made (as the context requires), calculated in accordance with a valuation policy that has been approved by BXINFRA U.S.’s board of directors (“BXINFRA U.S. Board of Directors” or “BXINFRA U.S. Board”). Unless the context requires otherwise, references herein to “net asset value” or “NAV” shall refer to Transactional NAV.
The term “Units” refers to limited partnership units of BXINFRA U.S. and the Feeder, as context requires. There are five classes, or series of classes, of Units outstanding at BXINFRA U.S.: Class I-Series I (“Class I-Series I” or the “Class I-Series I Units”), Class I-Series II (“Class I-Series II” or the “Class I-Series II Units”), Class I-Series III (“Class I-Series III” or the “Class I-Series III Units”), Class S (“Class S” or the “Class S Units”) and Class D (“Class D” or the “Class D Units”) and eight classes, or series of classes, of Units outstanding at the Feeder: Class I-Series I-TE (“Class I-Series I” or the “Class I-Series I-TE Units”), Class I-Series II-TE (“Class I-Series II” or the “Class I-Series II-TE Units”), Class I-Series III-TE (“Class I-Series III” or the “Class I-Series III-TE Units”), Class S-TE (“Class S-TE” or the “Class S-TE Units”), Class D-TE (“Class D-TE” or the “Class D-TE Units”), Class I-TE-ACC (“Class I-TE-ACC” or the “Class I-TE-ACC Units”), Class S-TE-ACC (“Class S-TE-ACC” or the “Class S-TE-ACC Units”) and Class D-TE-ACC (“Class D-TE-ACC” or the “Class D-TE-ACC Units”).
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated affiliate of BXINFRA U.S. As such, we believe it is important to present information for each of the Feeder, BXINFRA U.S. and the Aggregator in this report. The financial statements of each entity are presented in Part I. Item 1. “Financial Statements.” See also Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
This report does not constitute an offer of BXINFRA or any Other Blackstone Accounts.

Part I. Financial Information

Item 1. Financial Statements

Blackstone Infrastructure Strategies (TE) L.P.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investment in BXINFRA U.S. at Fair Value (Cost $1,318,952 as of June 30, 2026 and $944,504 as of December 31, 2025)	$1,489,500	$1,007,719
Cash and Cash Equivalents	12	310
Dividend Receivable	10,888	8,027
Redemptions Receivable	1,285	—
Due from Affiliates	1	—
Total Assets	$1,501,686	$1,016,056
Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$1,457	$150
Distributions Payable	9,527	7,277
Servicing Fees Payable	37,520	27,587
Due to Affiliates	525	140
Redemptions Payable	1,230	—
Deferred Tax Liabilities	11,233	6,149
Taxes Payable	87	286
Total Liabilities	61,579	41,589
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I-TE Units, unlimited Units authorized (24,584,913 Units issued and outstanding as of June 30, 2026 and 18,513,309 Units issued and outstanding as of December 31, 2025) (a)	727,164	505,064
Limited Partnership Unit — Class I-Series II-TE Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III-TE Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S-TE Units, unlimited Units authorized (19,257,518 Units issued and outstanding as of June 30, 2026 and 14,881,324 Units issued and outstanding as of December 31, 2025)	532,638	379,473
Limited Partnership Unit — Class D-TE Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-TE-ACC Units, unlimited Units authorized (2,153,054 Units issued and outstanding as of June 30, 2026 and 1,030,909 Units issued and outstanding as of December 31, 2025)	64,994	28,276
Limited Partnership Unit — Class S-TE-ACC Units, unlimited Units authorized (4,099,766 Units issued and outstanding as of June 30, 2026 and 2,409,863 Units issued and outstanding as of December 31, 2025)	115,311	61,654
Limited Partnership Unit — Class D-TE-ACC Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026 and no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	1,440,107	974,467
Total Liabilities and Net Assets	$1,501,686	$1,016,056
____________________
(a)On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I-TE Units, Class I-Series II-TE Units and Class I-Series III-TE Units.
See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Dividend Income	$10,888	$5,633	$20,387	$5,633
Total Income	10,888	5,633	20,387	5,633
Expenses
Professional Fees	122	25	162	75
Total Expenses	122	25	162	75
Net Investment Income (Loss) Before Provision for Taxes	10,766	5,608	20,225	5,558
Provision (Benefit) of Taxes	1,616	1,329	5,199	1,368
Net Investment Income (Loss)	9,150	4,279	15,026	4,190
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	67,703	3,709	107,334	12,080
Net Increase in Net Assets Resulting from Operations	$76,853	$7,988	$122,360	$16,270

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I-TE Units (a)
	Series I Units	Series II Units	Series III Units	Class S- TE Units	Class D- TE Units	Class I- TE-ACC Units	Class S- TE-ACC Units	Class D- TE-ACC Units	Total Net Assets
Balance at March 31, 2026	$603,888	$—	$—	$456,744	$—	$47,066	$86,276	$—	$1,193,974
Proceeds from Units Issued	87,210	—	—	52,297	—	14,949	24,846	—	179,302
Net Investment Income	4,508	—	—	3,475	—	408	759	—	9,150
Distribution Reinvested	3,548	—	—	3,276	—	—	—	—	6,824
Distributions	(5,342)	—	—	(4,185)	—	—	—	—	(9,527)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	33,384	—	—	26,320	—	2,625	5,374	—	67,703
Servicing Fees	—	—	—	(4,146)	—	—	(1,911)	—	(6,057)
Conversion of Units Between Classes or Series	568	—	—	(537)	—	(54)	23	—	—
Redemption of Units	(600)	—	—	(606)	—	—	(56)	—	(1,262)
Balance at June 30, 2026	$727,164	$—	$—	$532,638	$—	$64,994	$115,311	$—	$1,440,107
					—
Balance at March 31, 2025	$188,442	$—	$—	$179,618	$—	$678	$3,216	$—	$371,954
Proceeds from Units Issued	70,264	—	—	70,202	—	4,020	10,344	—	154,830
Net Investment Income	2,057	—	—	2,086	—	35	101	—	4,279
Distributions (includes Distributions Reinvested)	(2,704)	—	—	(2,738)	—	—	—	—	(5,442)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	1,795	—	—	1,759	—	35	120	—	3,709
Servicing Fees	—	—	—	(4,137)	—	—	(857)	—	(4,994)
Conversion of Units Between Classes or Series	(1,009)	—	—	(2,567)	—	1,010	2,566	—	—
Redemption of Units	—	—	—	—	—	—	(129)	—	(129)
Balance at June 30, 2025	$258,845	$—	$—	$244,223	$—	$5,778	$15,361	$—	$524,207

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I-TE Units (a)
	Series I Units	Series II Units	Series III Units	Class S- TE Units	Class D- TE Units	Class I- TE-ACC Units	Class S- TE-ACC Units	Class D- TE-ACC Units	Total Net Assets
Balance at December 31, 2025	$505,064	$—	$—	$379,473	$—	$28,276	$61,654	$—	$974,467
Proceeds from Units Issued	168,754	—	—	117,023	—	28,325	47,962	—	362,064
Net Investment Income	7,385	—	—	5,783	—	648	1,210	—	15,026
Distribution Reinvested	6,693	—	—	6,118	—	—	—	—	12,811
Distributions	(10,003)	—	—	(7,956)	—	—	—	—	(17,959)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	53,164	—	—	42,103	—	3,938	8,129	—	107,334
Servicing Fees	—	—	—	(8,674)	—	—	(3,482)	—	(12,156)
Conversion of Units Between Classes or Series	(3,293)	—	—	(626)	—	3,807	112	—	—
Redemption of Units	(600)	—	—	(606)	—	—	(274)	—	(1,480)
Balance at June 30, 2026	$727,164	$—	$—	$532,638	$—	$64,994	$115,311	$—	$1,440,107
					—
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from Units Issued	255,090	—	—	262,032	—	4,020	10,343	—	531,485
Net Investment Income	2,011	—	—	2,043	—	35	101	—	4,190
Distributions (includes Distributions Reinvested)	(2,704)	—	—	(2,738)	—	—	—	—	(5,442)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	6,158	—	—	5,748	—	38	136	—	12,080
Servicing Fees	—	—	—	(16,887)	—	—	(1,090)	—	(17,977)
Conversion of Units Between Classes or Series	(1,710)	—	—	(5,975)	—	1,685	6,000	—	—
Redemption of Units	—	—	—	—	—	—	(129)	—	(129)
Balance at June 30, 2025	$258,845	$—	$—	$244,223	$—	$5,778	$15,361	$—	$524,207
____________________
(a)On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I-TE Units, Class I-Series II-TE Units and Class I-Series III-TE Units.
See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$122,360	$16,270
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXINFRA U.S.	(107,334)	(12,080)
Investment in BXINFRA U.S.	(375,953)	(530,884)
Proceeds from Investment in BXINFRA U.S.	221	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(2,861)	(4,195)
Accounts Payable and Accrued Expenses	1,307	75
Due to Affiliates	353	68
Due from Affiliates	(1)	—
Deferred Tax Liabilities	5,084	1,246
Taxes Payable	(199)	53
Net Cash Used in Operating Activities	(357,023)	(529,447)
Financing Activities
Proceeds from Issuance of Units	362,064	531,485
Payment for Servicing Fees	(2,223)	(512)
Distributions Paid in Cash	(2,898)	(1,422)
Redemption of Units	(218)	—
Net Cash Provided by Financing Activities	356,725	529,551
Cash and Cash Equivalents
Net Increase (Decrease)	(298)	104
Beginning of Period	310	—
End Of Period	$12	$104
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$314	$—
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$12,156	$17,977
Distribution Reinvested	$12,811	$1,152
Distribution Payable	$9,527	$4,020
Redemptions Payable, Net of Early Redemption Deduction	$1,230	$123
Early Redemption Deduction Payable to BXINFRA U.S.	$33	$6

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Infrastructure Strategies L.P. (49,696,029 Units) (a)	Investee Fund	Various	Various	$1,489,500	103.4%
Total Investments (Cost $1,318,952)				$1,489,500	103.4%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Infrastructure Strategies L.P. (36,589,410 Units) (a)	Investee Fund	Various	Various	$1,007,719	103.4%
Total Investments (Cost $944,504)				$1,007,719	103.4%
____________________
(a)Refer to Note 3. “Investment in BXINFRA U.S.” for details on the Feeder’s proportional share of investments through investees.
See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

1. Organization
Blackstone Infrastructure Strategies (TE) L.P. is a Delaware limited partnership formed on August 12, 2024, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”), which together with its consolidated subsidiary, forms the “Feeder.” The Feeder is structured as a perpetual-life strategy, with monthly, fully funded subscriptions and periodic redemptions. The Feeder is conducting a continuous private offering of its limited partnership units (“Units”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the 1940 Act and rules thereunder).
The Feeder invests all or substantially all of its assets through its investment in Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”). BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objectives as BXINFRA U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXINFRA U.S. in a more tax-efficient manner. The condensed financial statements of BXINFRA U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.
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
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objectives by investing primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”) leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
Investment operations commenced on January 2, 2025 (the “Initial Closing Date”) when the Feeder and BXINFRA U.S. first sold unregistered limited partnership units to third-party investors and began investment operations.
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of the Feeder, BXINFRA U.S. and the Aggregator. Overall responsibility for oversight of the Feeder, BXINFRA U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXINFRA U.S.’s board of directors (the “BXINFRA U.S. Board of Directors” or “BXINFRA U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA’s investments. In addition, the Investment Manager actively manages and monitors each investment to seek to maximize the value of each investment. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Feeder have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The Feeder is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies, (“ASC 946”). The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the valuation of the investment in BXINFRA U.S., the measurement of deferred tax balances (including valuation allowances, if any) and the accrual of unitholder servicing fees recognized as payables on certain Units by the Feeder. Actual results may ultimately differ from those estimates.
Principles of Consolidation
As provided under ASC 946, the Feeder will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Feeder. Accordingly, the Feeder consolidated the results of its wholly owned investment company subsidiary, BXINFRA Feeder (CYM) L.L.C. All intercompany balances and transactions have been eliminated in consolidation.
Valuation of Investments at Fair Value
The performance of the Feeder is directly affected by the performance of BXINFRA U.S.’s investment in the Aggregator, which is disclosed in the notes to BXINFRA U.S.’s condensed financial statements. The Feeder has indirect exposure to gains and losses on underlying investments because it invests in BXINFRA U.S., which, in turn, has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.
The Feeder measures its investment in BXINFRA U.S. at fair value using the net asset value of BXINFRA U.S. The net asset value of BXINFRA U.S. is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because BXINFRA U.S.’s net asset value is not published or the basis for current transactions, (b) BXINFRA U.S. is an investment company and (c) the net asset value of BXINFRA U.S. is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Feeder’s investment in BXINFRA U.S. are presented within Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. in the Condensed Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. The Feeder may have bank balances in excess of federally insured

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

amounts; however, the Feeder deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
Income Taxes
The Feeder operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended, and not as a publicly traded partnership taxable as a corporation and as such is not directly subject to any U.S. federal corporate income taxes. It is possible that the Feeder may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Feeder would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Feeder would be treated as shareholders in a corporation, and the Feeder itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Feeder would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Feeder’s consolidated subsidiary is subject to U.S. federal, state and/or local income taxes on certain of its investments.
BXINFRA Feeder (CYM) L.L.C., the Feeder’s consolidated subsidiary, is an investment company that is treated as a corporation for U.S. income tax purposes. To the extent investments made by the Aggregator are engaged in a U.S. trade or business, BXINFRA Feeder (CYM) L.L.C. will generally be subject to a U.S. federal corporate income tax of 21% on its share of taxable income effectively connected with the conduct of a U.S. trade or business, and may also be subject to an additional branch profits tax of 30% on its share of the Aggregator’s effectively connected earnings and profits, adjusted as provided by law. BXINFRA Feeder (CYM) L.L.C. may also be subject to state and local income tax if it is determined to have nexus. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the U.S. federal and state income tax liability of BXINFRA Feeder (CYM) L.L.C.
If the Aggregator generates U.S. source income that is not effectively connected with a U.S. trade or business, BXINFRA Feeder (CYM) L.L.C. could be subject to a 30% federal income tax on its share of all fixed or determinable annual or periodical gains, profits and income unless certain statutory exceptions are met. The tax is expected to be withheld at the source and taxes withheld can be used as a credit against the U.S. income tax liability of BXINFRA Feeder (CYM) L.L.C. The Aggregator is expected to hold certain investments which may generate U.S. source interest or dividends subject to this 30% withholding tax.
The government of the Cayman Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon BXINFRA Feeder (CYM) L.L.C.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Feeder determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Feeder assesses all available positive and negative evidence, including the amount and character of future taxable income.
Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related interest and penalties, if applicable, as a component of Provision for Taxes on the Condensed Consolidated Statements of Operations.
Distributions
The Feeder may declare quarterly distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. All distributions will be declared at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per Unit is equivalent for each class, or

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

series of a class, the net distribution for each class, or series of a class, of Units may be reduced for any class- or series-specific fees and expenses, if any. Distributions to accumulating classes of Units are not recognized as distributions and do not impact such classes’ capital presented in the Condensed Consolidated Statements of Changes in Net Assets.
The Feeder has adopted a distribution reinvestment plan (“DRIP”) pursuant to which unitholders will have their cash distributions automatically reinvested in additional units of the Feeder’s same class of Units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized in net assets on the first calendar day following the record date of a distribution.
Affiliates
The General Partner, the Investment Manager, the Dealer Manager (as defined in Note 5. “Related Party Transactions”), BXINFRA U.S., Parallel Funds, the Aggregator, BXINFRA Lux, and other investment vehicles sponsored, advised and/or managed by Blackstone or its affiliates are affiliates of the Feeder. Investments of BXINFRA and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXINFRA based on Blackstone’s level of ownership and control.
Segment Reporting
The Feeder operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of the Feeder’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for the Feeder primarily based on the Feeder’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Consolidated Statements of Operations.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Feeder’s annual period ending December 31, 2026.
3. Investment in BXINFRA U.S.
The Feeder recognizes dividend income on the record date of distributions from BXINFRA U.S., if any. The Feeder has an interest of 28.5% and 28.9% in BXINFRA U.S. as of June 30, 2026 and December 31, 2025, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
Through March 5, 2026, the Feeder offered six classes of limited partnership Units: Class I-TE, Class S-TE, Class D-TE, Class I-TE-ACC, Class S-TE-ACC and Class D-TE-ACC Units. On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I-TE Units, Class I-Series II-TE Units and Class I-Series III-TE Units. As of June 30, 2026, the Feeder offers eight classes, or series of classes, of limited partnership Units: Class I-Series I-TE, Class I-Series II-TE, Class I-Series III-TE, Class S-TE, Class D-TE, Class I-TE-ACC, Class S-TE-ACC and Class D-TE-ACC Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXINFRA U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Class I-Series I-TE, Class S-TE, Class I-TE-ACC and Class S-TE-ACC Units was

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The initial Transactional NAV for Class I-Series II-TE Units and Class I-Series III-TE Units will be equal to the Transactional NAV per Unit for Class I-Series I-TE Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
At the end of each month, the Feeder allocates its Net Investment Income (Loss) across each class, or series of a class, of Units based on their relative ownership share in the Feeder as of the first calendar day of that month. The Feeder is issued the applicable series of Class I BXINFRA U.S. units in exchange for its contribution to BXINFRA U.S.; specifically, contributions from Class I-Series II-TE Units are invested into Class I-Series II BXINFRA U.S. units, contributions from Class I-Series III-TE Units are invested into Class I-Series III BXINFRA U.S. units, and contributions from all other Units are invested into Class I-Series I BXINFRA U.S. units. At the end of each month, each class, or series of a class, of Units is allocated its share of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. based on its relative ownership interest in the corresponding BXINFRA U.S. series of a class as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to the Feeder’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is the Feeder’s prior month-end Transactional NAV per Unit. No Class I-Series II-TE Units, Class I-Series III-TE Units, Class D-TE Units or Class D-TE-ACC Units have been issued since inception.
The following tables present transactions in the Units during the periods:

	Class I-TE
	Series I Units	Class S-TE Units	Class I-TE-ACC Units	Class S-TE-ACC Units	Total
Units Outstanding as of March 31, 2026	21,438,717	17,345,255	1,649,180	3,241,329	43,674,481
Units Issued	3,005,540	1,835,036	505,777	859,602	6,205,955
Distribution Reinvested	125,801	117,482	—	—	243,283
Conversion of Units Between Classes or Series	36,139	(18,524)	(1,903)	825	16,537
Redemption of Units	(21,284)	(21,731)	—	(1,990)	(45,005)
Units Outstanding as of June 30, 2026	24,584,913	19,257,518	2,153,054	4,099,766	50,095,251

Units Outstanding as of March 31, 2025	7,342,923	7,498,361	26,983	137,346	15,005,613
Units Issued	2,717,909	2,695,145	159,195	410,793	5,983,042
Distribution Reinvested	19,938	25,177	—	—	45,115
Conversion of Units Between Classes or Series	(39,286)	(79,512)	40,149	102,147	23,498
Redemption of Units	—	—	—	(5,154)	(5,154)
Units Outstanding as of June 30, 2025	10,041,484	10,139,171	226,327	645,132	21,052,114

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I-TE
	Series I Units	Class S-TE Units	Class I-TE-ACC Units	Class S-TE-ACC Units	Total
Units Outstanding as of December 31, 2025	18,513,309	14,881,325	1,030,909	2,409,863	36,835,406
Units Issued	5,955,168	4,197,178	985,285	1,695,883	12,833,514
Distribution Reinvested	241,031	222,476	—	—	463,507
Conversion of Units Between Classes or Series	(103,311)	(21,730)	136,860	4,010	15,829
Redemption of Units	(21,284)	(21,731)	—	(9,990)	(53,005)
Units Outstanding as of June 30, 2026	24,584,913	19,257,518	2,153,054	4,099,766	50,095,251

Units Outstanding as of December 31, 2024	—	—	—	—	—
Units Issued	10,080,771	10,327,082	159,195	410,793	20,977,841
Distribution Reinvested	19,938	25,177	—	—	45,115
Conversion of Units Between Classes or Series	(59,225)	(213,088)	67,132	239,493	34,312
Redemption of Units	—	—	—	(5,154)	(5,154)
Units Outstanding as of June 30, 2025	10,041,484	10,139,171	226,327	645,132	21,052,114
Unit Redemption Plan
In accordance with the terms of the Feeder Partnership Agreement (as defined below), unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan (as defined below) under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied at the Feeder’s Transactional NAV per Unit as of the date specified in the Unit Redemption Plan by redeeming the same number of units in BXINFRA U.S.
In accordance with the terms of the BXINFRA U.S. Partnership Agreement, BXINFRA U.S. expects to periodically redeem up to 3% of its units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per unit as of the date specified in the Unit Redemption Plan. Any redemption requests of BXINFRA U.S. units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
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
BXINFRA U.S. accepted its first redemptions pursuant to the Unit Redemption Plan on April 15, 2025. During the three and six months ended June 30, 2026, 45,005 Units and 53,005 Units were redeemed for an aggregate value of

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

$1.3 million and $1.5 million, respectively. During the three and six months ended June 30, 2025, 5,154 Units and 5,154 Units were redeemed for an aggregate value of $0.1 million and $0.1 million, respectively.
Distributions
The Feeder may declare quarterly distributions per Unit of Class I-Series I-TE, Class I-Series II-TE, Class I-Series III-TE, Class S-TE and Class D-TE Units as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis. Class I-TE-ACC, Class S-TE-ACC and Class D-TE-ACC currently have no distribution amount presented as these classes are an accumulating class whereby its share of income will accrete into its net asset value.
The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2026 for each applicable class of Units. No Class D-TE, Class I-Series II-TE Units or Class I-Series III-TE Units have been issued by the Feeder since inception.

			Class I-TE Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S-TE Units	Class D-TE Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2174	$0.2174	$0.2174
July 23, 2026	June 30, 2026	August 3, 2026	0.2173	0.2173	0.2173
			$0.4347	$0.4347	$0.4347
The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2025 for each applicable class of Units.

			Class I-TE Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S-TE Units	Class D-TE Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0958	$0.0958	$0.0958
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.1992	0.1992	0.1992
			$0.2950	$0.2950	$0.2950
____________________
(a)To unitholders of record immediately following the close of business.
(b)To unitholders of record as of the open of business.

Distribution Reinvestment Plan
The Feeder has adopted an “opt out” distribution reinvestment plan for unitholders. In the event of a declared cash distribution on Class S-TE, Class D-TE, Class I-Series I-TE, Class I-Series II-TE and Class I-Series III-TE, each unitholder that has not “opted out” of the distribution reinvestment plan prior to the payment date will have their distributions automatically reinvested in additional Units rather than receive cash distributions. Distributions on fractional Units will be credited to each participating unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units.
For the three months ended June 30, 2026, $3.5 million and $3.3 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the six months ended June 30, 2026, $6.7 million and $6.1 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. No distributions were reinvested in Class I-Series II-TE, Class I-Series III-TE or Class D-TE for the three and six months ended June 30, 2026.
For the three months ended June 30, 2025, $0.5 million and $0.6 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the six months ended June 30, 2025, $0.5 million and $0.6 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. No distributions were reinvested in Class I-Series II-TE, Class I-Series III-TE or Class D-TE for the three and six months ended June 30, 2025.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”) with the General Partner. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA. Investors in the Feeder, BXINFRA U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXINFRA U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXINFRA, but such expenses will not be duplicated at the Feeder level. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. in the Condensed Consolidated Statements of Operations. Refer to BXINFRA U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
For the three and six months ended June 30, 2026, the Feeder was allocated $11.3 million and $18.4 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and six months ended June 30, 2025, the Feeder was allocated $1.4 million and $2.8 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
Investment Management Agreement
BXINFRA U.S. has entered into an amended and restated investment management agreement with the Investment Manager (as may be further amended and restated from time to time, the “Investment Management Agreement”). As part of carrying out its investment management services, the Investment Manager has entered, and may in the future enter, into sub-advisory or other similar arrangements with other advisory subsidiaries of Blackstone. These sub-advisory relationships do not affect the terms of the Investment Management Agreement. The Feeder, as an investor in BXINFRA U.S., bears its portion of any fees related to the Investment Management Agreement.
Management Fee
In consideration for its investment management services, BXINFRA pays the Investment Manager a management fee (the “Management Fee”). Investors in the Feeder, BXINFRA U.S. and any Parallel Funds indirectly bear a portion of the Management Fee paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXINFRA U.S. or Parallel Funds.
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the second amended and restated exempted limited partnership agreement entered into by the Aggregator and the Investment Management Agreement. The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. in the Condensed Consolidated Statements of Operations. Refer to BXINFRA U.S.’s condensed financial statements for more information regarding the Management Fee.
For the three and six months ended June 30, 2026, the Feeder was allocated $4.5 million and $8.1 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, the Feeder was allocated $1.6 million and $2.6 million, respectively, of the gross Management Fee recognized by the Aggregator, which was fully waived by the Investment Manager.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the BXINFRA U.S. Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investors in the Feeder, BXINFRA U.S. and any Parallel Funds indirectly bear a portion of the Administration Fee, paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXINFRA U.S. or Parallel Funds. The Administration Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. in the Condensed Consolidated Statements of Operations. Refer to BXINFRA U.S.’s condensed financial statements for more information regarding the Administration Fee.
For the three and six months ended June 30, 2026, the Feeder was allocated $0.5 million and $0.9 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, the Feeder was allocated $0.1 million and $0.8 million, respectively, of the Administration Fee recognized by the Aggregator.
Dealer Manager Agreement
The Feeder and BXINFRA U.S. entered into a second amended and restated dealer manager agreement (as may be further amended and restated from time to time, the “Dealer Manager Agreement”) with Blackstone Securities Partners L.P. (the “Dealer Manager”), a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of the Financial Industry Regulatory Authority. Pursuant to the Dealer Manager Agreement, the Dealer Manager manages the Feeder’s relationships with third-party brokers engaged by the Dealer Manager to participate in the distribution of Units, which are referred to as participating brokers, and financial advisors. The Dealer Manager also coordinates the Feeder’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the Feeder’s offering, its investment strategies, material aspects of its operations and subscription procedures.
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% of the value of the Feeder’s Transactional NAV attributable to Class S-TE Units and Class S-TE-ACC Units as of the last day of each month. The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.25% of the value of the Feeder’s Transactional NAV attributable to Class D-TE Units and Class D-TE-ACC Units as of the last day of each month. In calculating the unitholder servicing fees, the Feeder uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on the Feeder’s Units. There are no unitholder servicing fees with respect to Class I-Series I-TE Units, Class I-Series II-TE Units, Class I-Series III-TE Units and Class I-TE-ACC Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units, as applicable, as a distribution cost at the time Class S-TE, Class S-TE-ACC, Class D-TE and Class D-TE-ACC Units are sold. During the three and six months ended June 30, 2026, the Feeder paid $1.2 million and $2.2 million, respectively, of unitholder servicing fees. During the three and six months ended June 30, 2025, the Feeder paid $0.4 million and $0.5 million, respectively, of unitholder servicing fees.
Due to Affiliates
Due to Affiliates consists of cash advances made by Blackstone Holdings Finance Co. L.L.C., a subsidiary of Blackstone, on behalf of the Feeder for the payment of fund expenses. These amounts are intended to be cash reimbursed by the Feeder and are non-interest bearing. Due to Affiliates also consists of balances the Feeder owes to other non-consolidated entities within BXINFRA.
BXINFRA Lux
BXINFRA invests alongside BXINFRA Lux, a European long-term investment fund available to investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, certain Asian jurisdictions and certain other jurisdictions. While BXINFRA and BXINFRA Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, BXINFRA and BXINFRA Lux are operated as distinct investment structures.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Commitments and Contingencies
Commitments
For information regarding investment commitments, see the Aggregator’s condensed consolidated financial statements. To the extent funded, these investments are expected to reside at the Aggregator but may be funded from the Feeder’s available liquidity, including proceeds from the issuance of Units by the Feeder.
Contingencies
The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
7. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Feeder files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Feeder is subject to examination by various taxing authorities.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of the Feeder as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class D-TE, Class D-TE-ACC, Class I-Series II-TE Units or Class I-Series III-TE Units have been issued by the Feeder since inception.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2026 (a)
	Class I-TE
	Series I Units (b)	Class S-TE Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.28	$25.50
Proceeds from Units Issued	—	—
Net Investment Income	0.59	0.59
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	2.13	2.11
Net Increase in Net Assets Resulting from Investment Operations	2.73	2.70
Distributions	(0.43)	(0.43)
Servicing Fees	—	(0.11)
Net Increase in Net Assets	2.30	2.16
Net Asset Value, End of Period	$29.58	$27.66
Units Outstanding, End of Period	24,584,912	19,257,518
Total Return Based on Net Asset Value (c)	10.01%	10.17%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.02%	0.02%
Net Investment Income	1.39%	1.39%

	Six Months Ended June 30, 2026 (a)
	Class I-TE-ACC Units	Class S-TE-ACC Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.43	$25.58
Proceeds from Units Issued	—	—
Net Investment Income	0.60	0.59
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	2.16	2.14
Net Increase in Net Assets Resulting from Investment Operations	2.76	2.73
Servicing Fees	—	(0.19)
Net Increase in Net Assets	2.76	2.54
Net Asset Value, End of Period	$30.19	$28.13
Units Outstanding, End of Period	2,153,054	4,099,766
Total Return Based on Net Asset Value (c)	10.06%	9.94%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.02%	0.02%
Net Investment Income	1.61%	1.51%

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025 (a)
	Class I-TE
	Series I Units (b)	Class S-TE Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—
Proceeds from Units Issued	25.00	25.00
Net Investment Income	0.36	0.36
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	0.71	0.71
Net Increase in Net Assets Resulting from Investment Operations	1.07	1.07
Distributions	(0.30)	(0.30)
Servicing Fees	—	(1.69)
Net Increase (Decrease) in Net Assets	0.78	(0.91)
Net Asset Value, End of Period	$25.78	$24.09
Units Outstanding, End of Period	10,041,484	10,139,171
Total Return Based on Net Asset Value (c)	3.11%	-3.65%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.01%	0.01%
Net Investment Income	0.97%	1.02%

	Six Months Ended June 30, 2025 (a)
	Class I-TE-ACC Units	Class S-TE-ACC Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—
Proceeds from Units Issued	25.00	25.00
Net Investment Income	0.28	0.29
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	0.25	0.23
Net Increase in Net Assets Resulting from Investment Operations	0.53	0.53
Servicing Fees	—	(1.72)
Net Increase (Decrease) in Net Assets	0.53	(1.19)
Net Asset Value, End of Period	$25.53	$23.81
Units Outstanding, End of Period	226,327	645,132
Total Return Based on Net Asset Value (c)	2.11%	-4.76%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.01%	—%
Net Investment Income	1.84%	1.60%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Feeder’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees and Organizational Expenses.

9. Subsequent Events
There have been no events since June 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

Blackstone Infrastructure Strategies L.P.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $4,703,897 as of June 30, 2026; $3,324,540 as of December 31, 2025)	$5,316,148	$3,555,635
Cash and Cash Equivalents	531	1,063
Redemptions Receivable	9,748	644
Dividend Receivable	38,960	28,393
Due from Affiliates	293	—
Total Assets	$5,365,680	$3,585,735
Liabilities and Net Assets
Due to Affiliates	$282	$138
Accounts Payable, Accrued Expenses and Other Liabilities	2,582	2,177
Distributions Payable	38,996	28,388
Redemptions Payable	9,335	617
Servicing Fees Payable	89,932	69,167
Total Liabilities	141,127	100,487
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (117,372,541 Units issued and outstanding as of June 30, 2026; 83,138,103 Units issued and outstanding as of December 31, 2025) (a)	3,518,013	2,289,703
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (54,252,335 Units issued and outstanding as of June 30, 2026; 41,962,043 Units issued and outstanding as of December 31, 2025)	1,520,075	1,080,003
Limited Partnership Unit — Class D Units, unlimited Units authorized (6,341,263 Units issued and outstanding as of June 30, 2026; 4,271,682 Units issued and outstanding as of December 31, 2025)	186,215	115,292
General Partner Interest	250	250
Total Net Assets	5,224,553	3,485,248
Total Liabilities and Net Assets	$5,365,680	$3,585,735
___________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Dividend Income	$39,008	$21,580	$72,732	$21,580
Total Income	39,008	21,580	72,732	21,580
Expenses
Professional Fees	393	142	612	392
Directors’ Fees	127	62	255	115
Warehousing Fees	—	3,553	2,397	5,392
Other	12	4	17	8
Total Expenses	532	3,761	3,281	5,907
Warehousing Fees Waived	—	(3,553)	(2,397)	(5,392)
Net Expenses	532	208	884	515
Net Investment Income	38,476	21,372	71,848	21,065
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	240,479	13,909	381,157	45,503
Net Increase in Net Assets Resulting from Operations	$278,955	$35,281	$453,005	$66,568

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)					General Partner Interest
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units		Total Net Assets
Balance at March 31, 2026	$2,858,523	$—	$—	$1,286,093	$148,480	$250	$4,293,346
Proceeds from Units Issued	489,653	—	—	167,807	32,109	—	689,569
Net Investment Income	25,476	—	—	11,628	1,372	—	38,476
Distribution Reinvested	15,214	—	—	8,874	1,094	—	25,182
Distributions	(25,717)	—	—	(11,886)	(1,389)	—	(38,992)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	158,340	—	—	74,119	8,020	—	240,479
Servicing Fees	—	—	—	(13,188)	(650)	—	(13,838)
Conversion of Units Between Classes or Series	1,918	—	—	(1,918)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(5,394)	—	—	(1,454)	(2,821)	—	(9,669)
Balance at June 30, 2026	$3,518,013	$—	$—	$1,520,075	$186,215	$250	$5,224,553

Balance at March 31, 2025	$921,390	$—	$—	$504,230	$46,939	$250	$1,472,809
Proceeds from Units Issued	358,233	—	—	175,938	5,029	—	539,200
Net Investment Income	13,287	—	—	7,500	585	—	21,372
Distributions (includes Distributions Reinvested)	(13,401)	—	—	(7,586)	(591)	—	(21,578)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	8,663	—	—	4,881	365	—	13,909
Servicing Fees	—	—	—	(10,747)	(74)	—	(10,821)
Conversion of Units Between Classes or Series	771	—	—	(771)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(126)	—	—	(72)	—	—	(198)
Balance at June 30, 2025	$1,288,817	$—	$—	$673,373	$52,253	$250	$2,014,693

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)					General Partner Interest
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units			Total Net Assets
Balance at December 31, 2025	$2,289,703	$—	$—	$1,080,003	$115,292	$250		$3,485,248
Proceeds from Units Issued	955,185	—	—	334,754	60,161	—		1,350,100
Net Investment Income	47,299	—	—	22,024	2,525	—		71,848
Distribution Reinvested	27,758	—	—	16,622	2,014	—		46,394
Distributions	(47,687)	—	—	(22,461)	(2,554)	—		(72,702)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator.	250,017	—	—	118,467	12,673	—		381,157
Servicing Fees	—	—	—	(25,053)	(1,240)	—		(26,293)
Conversion of Units Between Classes or Series	2,307	—	—	(2,469)	162	—		—
Redemption of Units, Net of Early Redemption Deduction	(6,569)	—	—	(1,812)	(2,818)	—		(11,199)
Balance at June 30, 2026	$3,518,013	$—	$—	$1,520,075	$186,215	$250		$5,224,553

Balance at December 31, 2024	$100	$—	$—	$—	$—	$—		$100
Proceeds from Units Issued	1,260,015	—	—	705,084	52,020	250	(b)	2,017,369
Net Investment Income	13,097	—	—	7,392	576	—		21,065
Distributions (includes Distributions Reinvested)	(13,401)	—	—	(7,586)	(591)	—		(21,578)
Net Change in Unrealized Gain (Loss) on Investments in the Aggregator	28,361	—	—	15,884	1,258	—		45,503
Servicing Fees	—	—	—	(46,558)	(1,010)	—		(47,568)
Conversion of Units Between Classes or Series	771	—	—	(771)	—	—		—
Redemption of Units, Net of Early Redemption Deduction	(126)	—	—	(72)	—	—		$(198)
Balance at June 30, 2025	$1,288,817	$—	$—	$673,373	$52,253	$250		$2,014,693
_________________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
(b)The General Partner did not receive any Units for its contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$453,005	$66,568
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(381,157)	(45,503)
Investment in the Aggregator	(1,386,108)	(2,016,006)
Proceeds from Investment in Aggregator	2,628	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(10,567)	(15,944)
Due from Affiliates	(259)	(10)
Due to Affiliates	144	2
Accounts Payable, Accrued Expenses and Other Liabilities	405	1,115
Net Cash Used in Operating Activities	(1,321,909)	(2,009,778)
Financing Activities
Proceeds from Issuance of Units	1,345,119	2,017,369
Distribution Reinvested	14,624	—
Payments for Servicing Fees	(5,528)	(1,425)
Distributions Paid in Cash	(30,323)	(5,637)
Redemption of Units, net of Early Redemption Deduction	(2,515)	—
Net Cash Provided by Financing Activities	1,321,377	2,010,307
Cash and Cash Equivalents
Net Increase (Decrease)	(532)	529
Beginning of Period	1,063	100
End of Period	$531	$629

Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—
Accrued Servicing Fees	$26,293	$47,568
Distribution Reinvested	$31,770	$4,227
Distribution Payable	$38,996	$15,941
Redemptions Payable, Net of Early Redemption Deduction	$9,335	$205
Early Redemption Deduction Receivable from the Feeder	$33	$6

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (177,310,258 Units) (a)	Investee Fund	Various	Various	$5,316,148	101.8%
Total Investments (Cost $4,703,897)				$5,316,148	101.8%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (129,060,376 Units) (a)	Investee Fund	Various	Various	$3,555,635	102.0%
Total Investments (Cost $3,324,540)				$3,555,635	102.0%
____________________
(a)Refer to Note 3. “Investment in the Aggregator” for details on BXINFRA U.S.’s proportional share of investments through investees.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of BXINFRA U.S. and the entities that carry out its investment objectives rests with the General Partner, subject to certain oversight rights held by BXINFRA U.S.’s board of directors (the “BXINFRA U.S. Board of Directors” or “BXINFRA U.S. Board”). The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of BXINFRA U.S. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed financial statements are reasonable. Such estimates include those used in the valuation of the investment in the Aggregator and the accrual of unitholder servicing fees recognized as payables on certain Units by BXINFRA U.S. Actual results may ultimately differ from those estimates.
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Distributions
BXINFRA U.S. may declare quarterly distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. All distributions will be declared at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per Unit is equivalent for each class, or series of a class, of Units, the net distribution for each class, or series of a class, of Units may be reduced for class- or series-specific fees and expenses, if any.
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Segment Reporting
BXINFRA U.S. operates through a single reportable segment. The chief operating decision maker (the “CODM”) is a group consisting of BXINFRA U.S.’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance of, allocates resources to and makes operating decisions for BXINFRA U.S. primarily based on BXINFRA U.S.’s Net Increase in Net Assets Resulting from Operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed on the accompanying Condensed Statements of Operations.
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXINFRA U.S. has an interest of 94.5% and 93.1% in the Aggregator as of June 30, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
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
Under the Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period. As of June 30, 2026 and December 31, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
Through March 5, 2026, BXINFRA U.S. offered three classes of limited partnership units: Class I, Class S and Class D units. On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of June 30, 2026, BXINFRA U.S. offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXINFRA U.S. Board of Directors. The purchase price

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S and Class D Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date and is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
At the end of each month, BXINFRA U.S. allocates its Net Investment Income (Loss) across each class, or series of a class, of Units based on their relative ownership share in BXINFRA U.S. as of the first calendar day of that month. BXINFRA U.S. is issued the applicable series of Class I Aggregator units in exchange for its contribution to the Aggregator; specifically, contributions from Class I-Series II Units are invested into Class I-Series II Aggregator units, contributions from Class I-Series III Units are invested into Class I-Series III Aggregator units, and contributions from all other Units are invested into Class I-Series I Aggregator units. At the end of each month, each class, or series of a class, of Units is allocated its share of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator based on its relative ownership interest in the corresponding Aggregator series of a class as of the first calendar day of that month. From time to time, the Sponsor, out of its own resources and without additional cost to BXINFRA or its investors, may offer other discounts, waivers or other incentives to investors.
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
The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of March 31, 2026	100,229,731	48,242,448	5,313,214	153,785,393
Units Issued	16,744,927	5,817,518	1,089,301	23,651,746
Distribution Reinvested	533,053	314,333	38,464	885,850
Conversion of Units Between Classes or Series	64,504	(65,295)	—	(791)
Redemption of Units	(199,674)	(56,669)	(99,716)	(356,059)
Units Outstanding as of June 30, 2026	117,372,541	54,252,335	6,341,263	177,966,139

Units Outstanding as of March 31, 2025	35,892,971	21,044,968	1,865,218	58,803,157
Units Issued	13,839,637	6,795,843	189,361	20,824,841
Distribution Reinvested	90,004	67,856	6,957	164,817
Conversion of Units Between Classes or Series	29,927	(30,023)	—	(96)
Redemption of Units	(5,154)	(2,968)	—	(8,122)
Units Outstanding as of June 30, 2025	49,847,385	27,875,676	2,061,536	79,784,597

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	83,138,103	41,962,043	4,271,682	129,371,828
Units Issued	33,412,161	11,848,286	2,091,458	47,351,905
Distribution Reinvested	988,125	597,891	71,932	1,657,948
Conversion of Units Between Classes or Series	78,316	(85,188)	5,907	(965)
Redemption of Units	(244,164)	(70,697)	(99,716)	(414,577)
Units Outstanding as of June 30, 2026	117,372,541	54,252,335	6,341,263	177,966,139

Units Outstanding as of December 31, 2024	4,000	—	—	4,000
Units Issued	49,728,608	27,840,811	2,054,579	79,623,998
Distribution Reinvested	90,004	67,856	6,957	164,817
Conversion of Units Between Classes or Series	29,927	(30,023)	—	(96)
Redemption of Units	(5,154)	(2,968)	—	(8,122)
Units Outstanding as of June 30, 2025	49,847,385	27,875,676	2,061,536	79,784,597
Unit Redemption Plan
In accordance with the terms of the BXINFRA U.S. Partnership Agreement (as defined in Note 6. “Related Party Transactions”), BXINFRA U.S. expects to periodically redeem up to 3% of its Units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems Units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per Unit as of the date specified in the Unit Redemption Plan. Any redemption requests of Units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the Units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
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
BXINFRA U.S. accepted its first redemptions pursuant to the Unit Redemption Plan on April 15, 2025. During the three and six months ended June 30, 2026, 356,059 and 414,577 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $9.7 million and $11.2 million, respectively, of which 45,005 Units and 53,005 Units at an aggregate value of $1.3 million and $1.5 million related to redemptions by the Feeder, respectively. During the three and

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

six months ended June 30, 2025, 8,122 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $0.2 million, of which 5,154 Units at an aggregate value of $0.1 million related to redemptions by the Feeder.
Distributions
BXINFRA U.S. may declare quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2026 for each applicable class of Units. No Class I-Series II Units or Class I-Series III Units have been issued by BXINFRA U.S. since inception.

			Distributions per Unit
			Class I Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S Units	Class D Units
April 23, 2026	March 31, 2026 (b)	May 5, 2026	$0.2192	$0.2192	$0.2192
July 23, 2026	June 30, 2026 (b)	August 3, 2026	0.2191	0.2191	0.2191
			$0.4383	$0.4383	$0.4383

The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2025 for each applicable class of Units.

			Distributions per Unit
			Class I Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S Units	Class D Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0958	$0.0958	$0.0958
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.1998	0.1998	0.1998
			$0.2956	$0.2956	$0.2956
____________________
(a)To unitholders of record immediately following the close of business.
(b)To unitholders of record as of the open of business.
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
For the three months ended June 30, 2026, $15.2 million, $8.9 million and $1.1 million of distributions were reinvested in Class I, Class S and Class D Units, respectively. For the six months ended June 30, 2026, $27.8 million, $16.6 million and $2.0 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. No distributions were reinvested in Class I-Series II or Class I-Series III for the three and six months ended June 30, 2026.
For the three and six months ended June 30, 2025, $2.3 million, $1.7 million and $0.2 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. No distributions were reinvested in Class I-Series II or Class I-Series III for the three and six months ended June 30, 2025.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

6. Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXINFRA U.S. Partnership Agreement”) with the General Partner. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXINFRA U.S. Board of Directors.
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
The General Partner elected to receive $5.0 million of BXINFRA’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the six months ended June 30, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I Units.
For the three and six months ended June 30, 2026, BXINFRA U.S. was allocated $40.2 million and $65.3 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated $5.2 million and $10.4 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
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
Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the second amended and restated exempted limited partnership agreement entered into by the Aggregator and the Investment Management Agreement. The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. The Management Fee is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Management Fee.
For the three and six months ended June 30, 2026, BXINFRA U.S. was allocated $15.9 million and $28.8 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated $6.0 million and $9.9 million, respectively, of the gross Management Fee recognized by the Aggregator, which were fully waived by the Investment Manager.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
For the three and six months ended June 30, 2026, BXINFRA U.S. was allocated $1.3 million and $2.3 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and six months ended June 30, 2025, BXINFRA U.S. was allocated $0.5 million and $0.8 million, respectively, of the Administration Fee recognized by the Aggregator.
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
The Dealer Manager is entitled to receive unitholder servicing fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of BXINFRA U.S.’s Transactional NAV attributable to Class S and Class D Units, respectively, as of the last day of each month. In calculating the unitholder servicing fees, BXINFRA U.S. uses the Transactional NAV before giving effect to any accruals for the unitholder servicing fees, redemptions for that month and distributions, if any, payable on BXINFRA U.S.’s Units. There are no unitholder servicing fees with respect to Class I-Series I, Class I-Series II and Class I-Series III Units. The unitholder servicing fees are payable to the Dealer Manager, but the Dealer Manager anticipates that all of such fees will be retained by, or reallowed (paid) to, participating brokers or other financial intermediaries.
BXINFRA U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three and six months ended June 30, 2026, BXINFRA U.S. paid $3.0 million and $5.5 million, respectively, of unitholder servicing fees. During the three and six months ended June 30, 2025, BXINFRA U.S. paid $1.2 million and $1.4 million, respectively, of unitholders servicing fees.
Line of Credit and Warehousing Agreements
BXINFRA U.S. entered into an unsecured, uncommitted Line of Credit with Finco. The BXINFRA Fund Program and the Investment Manager, in its capacity as investment manager, on behalf of the BXINFRA Fund Program and not for its own account, entered into the A&R Warehousing Agreement (as defined below) with Finco in connection with the launch and ramp-up of the BXINFRA Fund Program. For additional information, see Note 4. “Line of Credit Agreement” and Note 9. “Warehousing Agreement.”
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
8. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
9. Warehousing Agreement
On August 22, 2025, the BXINFRA Fund Program, the Investment Manager and Finco entered into an amended and restated warehousing agreement (as may be further amended and restated from time to time, the “A&R Warehousing Agreement”). Under the A&R Warehousing Agreement, in connection with the launch and ramp-up of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA Investment Committee up to an aggregate invested amount of $675.0 million (or such higher amount as is agreed between the parties), subject in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). At any time during the term of the A&R Warehousing Agreement, an Approved Warehoused Investment is acquired by consolidated legal entities of Finco, which together act as the “BXINFRA Warehouse.”
Finco agreed to subsequently transfer each Approved Warehoused Investment to BXINFRA or BXINFRA Lux, as applicable, and BXINFRA or BXINFRA Lux agreed to acquire such investments from Finco on the terms described in the A&R Warehousing Agreement following the point or points in time at which BXINFRA or BXINFRA Lux has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by the BXINFRA Warehouse to the applicable Warehouse Closing Date. The Investment Manager has determined, and will continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments BXINFRA or BXINFRA Lux, as applicable, has acquired, or will acquire, on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses. The term of the A&R Warehousing Agreement shall be through August 21, 2026 (one year), unless extended by mutual agreement of the parties.
During the six months ended June 30, 2026 and 2025, BXINFRA acquired three and nine investments, respectively, as well as a liquid loan portfolio from the BXINFRA Warehouse at cost pursuant to the A&R Warehousing Agreement. Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the A&R Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statements of Operations.
As of June 30, 2026, there were five investments for a total commitment amount of $504.3 million remaining in the BXINFRA Warehouse, out of which $74.4 million has been funded by Finco. As of December 31, 2025, there were seven investments for a total commitment amount of $952.6 million remaining in the BXINFRA Warehouse, out of which $294.2 million has been funded by Finco. Any investments that have not yet closed are subject to customary closing conditions, and the BXINFRA Fund Program’s obligation to purchase any of the investments from Finco is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to purchase such assets as determined by the Investment Manager. As of June 30, 2026, the Investment Manager had not determined the allocation of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.
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

	Six Months Ended June 30, 2026 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.54	$25.74	$26.99
Proceeds from Units Issued	—	—	—
Net Investment Income	0.43	0.43	0.43
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	2.43	2.41	2.42
Net Increase in Net Assets Resulting from Investment Operations	2.87	2.84	2.86
Distributions	(0.44)	(0.44)	(0.44)
Servicing Fees	—	(0.12)	(0.05)
Net Increase in Net Assets	2.43	2.28	2.38
Net Asset Value, End of Period	$29.97	$28.02	$29.37
Units Outstanding, End of Period	117,372,541	54,252,335	6,341,263
Total Return Based on Net Asset Value (c)	10.42%	10.57%	10.43%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.09%	0.09%	0.09%
Warehousing Fees Waivers	-0.05%	-0.05%	-0.05%
Total Expenses (d)	0.04%	0.04%	0.04%
Net Investment Income	3.42%	3.43%	3.58%

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Six Months Ended June 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	25.00	25.00	25.00
Net Investment Loss	0.28	0.27	0.28
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	0.88	0.87	0.86
Net Increase in Net Assets Resulting from Investment Operations	1.15	1.15	1.14
Distributions	(0.30)	(0.30)	(0.30)
Servicing Fees	—	(1.69)	(0.49)
Net Increase (Decrease) in Net Assets	0.86	(0.84)	0.35
Net Asset Value, End of Period	$25.86	$24.16	$25.35
Units Outstanding, End of Period	49,847,385	27,875,676	2,061,536
Total Return Based on Net Asset Value (c)	3.42%	-3.37%	1.39%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.38%	0.38%	0.39%
Warehousing Fees Waivers	-0.34%	-0.34%	-0.35%
Total Expenses (d)	0.03%	0.03%	0.03%
Net Investment Income	1.35%	1.34%	1.28%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On March 6, 2026, BXINFRA U.S. redesignated Class I Units as Class I-Series I Units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with BXINFRA U.S.’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
11. Subsequent Events
There have been no events since June 30, 2026 that require recognition or disclosure in the condensed financial statements.

BXINFRA Aggregator (CYM) L.P.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025

Assets
Investments at Fair Value (Cost $3,958,709 as of June 30, 2026; $3,019,921 as of December 31, 2025)
Unpledged	$4,458,050	$3,167,543
Pledged to Counterparties	73,049	72,049
Investments in Affiliated Investee Funds at Fair Value (Cost $1,225,184 as of June 30, 2026; $802,546 as of December 31, 2025)	1,539,544	920,479
Cash and Cash Equivalents	124,170	64,744
Due from Affiliates	176	193
Derivative Assets at Fair Value (Cost $— as of June 30, 2026 and December 31, 2025)	109	143
Interest and Dividend Receivable and Other Assets	41,375	75,138
Deferred Assets	6,629	1,181
Deferred Tax Assets	106	—
Total Assets	$6,243,208	$4,301,470
Liabilities and Equity
Due to Affiliates	$3,988	$918
Borrowings	345,000	70,000
Repurchase Agreements	58,005	58,005
Accounts Payable, Accrued Expenses, and Other Liabilities	5,621	4,319
Payable for Investments Purchased	69,349	256,138
Accrued Performance Participation Allocation	53,409	47,377
Management Fee Payable	16,848	7,848
Derivative Liabilities at Fair Value (Cost $— as of June 30, 2026 and December 31, 2025	394	265
Deferred Tax Liabilities, Net	8,042	3,165
Taxes Payable	—	507
Organization Costs Payable	40	3,188
Administration Fees Payable	1,348	628
Offering Costs Payable	—	410
Distributions Payable	41,313	30,486
Redemptions Payable	13,946	1,178
Total Liabilities	617,303	484,432
Commitments and Contingencies
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	June 30, 2026	December 31, 2025

Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (187,645,825 Units issued and outstanding as of June 30, 2026; 138,551,291 Units issued and outstanding as of December 31, 2025)	5,625,905	3,817,038
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of June 30, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	5,625,905	3,817,038
Total Liabilities and Net Assets	$6,243,208	$4,301,470
___________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$24,112	$13,906	$44,047	$24,207
Dividend Income	5,377	4,260	13,935	10,143
Other	260	1,075	699	3,319
Total Income	29,749	19,241	58,681	37,669
Expenses
Management Fees	16,848	6,534	30,616	10,701
Organizational Expenses	32	73	521	2,024
Performance Participation Allocation	42,628	5,731	69,322	11,048
Professional Fees	1,244	4,623	5,672	6,020
Deferred Financing Cost Amortization	1,702	—	1,797	—
Deferred Offering Costs Amortization	—	103	—	205
Administration Fees	1,348	522	2,449	855
Interest Expense	6,632	642	8,223	965
Other Expenses	—	270	465	270
Total Expenses	70,434	18,498	119,065	32,088
Management Fees Waived	—	(6,534)	—	(10,701)
Expense Support	—	—	—	(665)
Net Expenses	70,434	11,964	119,065	20,722
Net Investment Income (Loss) Before Provision for Taxes	(40,685)	7,277	(60,384)	16,947
Provision (Benefit) of Taxes	3,329	(459)	4,233	2,493
Net Investment Income (Loss)	(44,014)	7,736	(64,617)	14,454
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	284	(5,520)	(2,324)	(5,781)
Net Change in Unrealized Gain (Loss) on Investments	345,361	35,649	568,992	64,196
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(2,457)	(10,243)	(285)	(11,972)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,121)	11,404	(19,622)	10,470
Total Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	340,067	31,290	546,761	56,913
Net Increase in Net Assets Resulting from Operations	$296,053	$39,026	$482,144	$71,367

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at March 31, 2026	$4,653,704	$—	$—	$4,653,704
Proceeds from Units Issued	706,600	—	—	706,600
Net Investment Income (Loss)	(44,014)	—	—	(44,014)
Distributions Reinvested	25,181	—	—	25,181
Distributions	(41,313)	—	—	(41,313)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	284	—	—	284
Net Change in Unrealized Gain (Loss) on Investments	345,361	—	—	345,361
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(2,457)	—	—	(2,457)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(3,121)	—	—	(3,121)
Redemption of Units, net of Early Redemption Deduction	(14,320)	—	—	(14,320)
Balance at June 30, 2026	$5,625,905	$—	$—	$5,625,905

Balance at March 31, 2025	$1,670,604	$—	$—	$1,670,604
Proceeds from Units Issued	577,364	—	—	577,364
Net Investment Income	7,736	—	—	7,736
Distributions (Includes Distributions Reinvested)	(23,761)	—	—	(23,761)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(5,520)	—	—	(5,520)
Net Change in Unrealized Gain (Loss) on Investments	35,649	—	—	35,649
Net Change in Unrealized Gain (Loss) of Derivative Instruments	(10,243)	—	—	(10,243)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	11,404	—	—	11,404
Redemption of Units, net of Early Redemption Deduction	(209)	—	—	(209)
Balance at June 30, 2025	$2,263,024	$—	$—	$2,263,024

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$3,817,038	$—	$—	$3,817,038
Proceeds from Units Issued	1,374,620	—	—	1,374,620
Net Investment Income (Loss)	(64,617)	—	—	(64,617)
Distributions Reinvested	46,395	—	—	46,395
Distributions	(77,204)	—	—	(77,204)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(2,324)	—	—	(2,324)
Net Change in Unrealized Gain (Loss) on Investments	568,992	—	—	568,992
Net Change in Unrealized Gain (Loss) on Derivative Instruments	(285)	—	—	(285)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(19,622)	—	—	(19,622)
Redemptions, net of Early Redemption Deduction	(17,088)	—	—	(17,088)
Balance at June 30, 2026	$5,625,905	$—	$—	$5,625,905

Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Units Issued	2,215,627	—	—	2,215,627
Net Investment Income	14,454	—	—	14,454
Distributions (includes Distributions Reinvested)	(23,761)	—	—	(23,761)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(5,781)	—	—	(5,781)
Net Change in Unrealized Gain (Loss) on Investments	64,196	—	—	64,196
Net Change in Unrealized Gain (Loss) of Derivative Instruments	(11,972)	—	—	(11,972)
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	10,470	—	—	10,470
Redemptions, net of Early Redemption Deduction	(209)	—	—	(209)
Balance at June 30, 2025	$2,263,024	$—	$—	$2,263,024
____________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B Units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$482,144	$71,367
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	2,324	5,781
Net Change in Unrealized (Gain) Loss on Investments	(568,992)	(64,196)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	285	11,972
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	19,622	(10,470)
Net Amortization of Debt Investments - Liquids	377	316
Net Accretion of Debt Investments - Infrastructure	(81)	—
Deferred Offering Costs Amortization	—	205
Purchases of Investments	(2,094,303)	(3,225,407)
Reinvested Dividends in Affiliated Investee Funds	(10,202)	—
Proceeds from Investments	740,812	444,897
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	17	(773)
Interest and Dividend Receivable and Other Assets	33,763	(75,647)
Deferred Assets	(5,448)	(410)
Deferred Tax Asset	(106)	—
Due to Affiliates	3,070	385
Accounts Payable, Accrued Expenses, and Other Liabilities	1,302	3,550
Payable for Investments Purchased	(186,789)	68,544
Accrued Performance Participation Allocation	11,013	11,048
Management Fee Payable	9,000	—
Deferred Tax Liabilities, Net	4,877	2,228
Taxes Payable	(507)	132
Organization Costs Payable	(3,148)	2,024
Administration Fees Payable	720	961
Offering Costs Payable	(410)	410
Net Cash Provided by (Used in) Operating Activities	(1,560,660)	(2,753,083)
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$1,369,639	$2,215,627
Distribution Reinvested	46,395	—
Proceeds from Borrowings	863,000	570,188
Repayment of Borrowings	(588,000)	—
Distributions Paid in Cash	(66,374)	(6,257)
Payments for Redemptions	(4,320)	—
Net Cash Provided by Financing Activities	1,620,340	2,779,558
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(254)	—
Cash and Cash Equivalents
Net Increase	59,426	26,475
Beginning of Period	64,744	—
End of Period	$124,170	$26,475
Supplemental Disclosure of Cash Flows Information
Payments for Income Taxes	$526	$—
Payments for Interest	$10,191	$—
Supplemental Disclosure of Non-Cash Financing Activities
Distribution Payable	$41,313	$17,504
Redemptions of Units	$13,946	$209
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,061,456 Shares)	APAC	$454,740	8.1%
Odyssey Holdco L.L.C (998,591 Shares) (c)	Americas	355,266	6.3%
Aspen Holdco III L.P. (283,141 Shares)	Americas	289,093	5.1%
Other Investment(s) in Equity	Americas	252,108	4.5%
Other Investment(s) in Equity	EMEA	766	0.0%
Total Digital Infrastructure		1,351,973	24.0%

Energy Infrastructure
Other Investment(s) in Equity	Americas	161,231	2.9%
Total Energy Infrastructure		161,231	2.9%

Technology, Media & Entertainment
Other Investment(s) in Equity	Various	16,226	0.3%
Total Technology, Media & Entertainment		16,226	0.3%

Transportation Infrastructure
Mercury Co-Invest L.P. (859,082 Shares) (e)	Americas	644,993	11.5%
Poseidon Holdco I L.P. (499,996 Shares) (d)	Americas	632,826	11.2%
Hieroglyphs L.P. (220 Shares)	EMEA	290,667	5.2%
Other Investment(s) in Equity	EMEA	100,202	1.8%
Total Transportation Infrastructure		1,668,688	29.7%

Various (f)
Infrastructure Investments L.P. (703,410 Shares) (g)	Various	997,008	17.7%
SP Ibex Acquisitions L.P. (308,000,000 Shares)	Various	378,837	6.7%
Other Investment(s) in Affiliated Investee Funds	Various	163,699	2.9%
Total Various		1,539,544	27.4%
Total Equity Investments (Cost: Americas $1,922,884, EMEA $396,209, APAC $297,475, Various $1,240,654)		4,737,662	84.2%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (i)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA	$41,322	0.7%
Other Investment(s) in Debt	Americas	13,843	0.2%
Total Consumer and Services		55,165	1.0%

Digital Infrastructure
Odyssey Holdco L.L.C. (Outstanding Principal of $12,156)	Americas	12,207	0.2%
Other Investment(s) in Debt	Americas	91,095	1.6%
Total Digital Infrastructure		103,302	1.8%

Energy
Other Investment(s) in Debt	Americas	172,216	3.1%
Total Energy		172,216	3.1%

Energy Infrastructure
Other Investment(s) in Debt	Americas	95,196	1.7%
Total Energy Infrastructure		95,196	1.7%

Industrials
Other Investment(s) in Debt	Americas	11,716	0.2%
Total Industrials		11,716	0.2%

Infrastructure Services
Other Investment(s) in Debt	Americas	121,391	2.2%
Other Investment(s) in Debt	Various	17,562	0.3%
Other Investment(s) in Debt	EMEA	2,509	0.0%
Total Infrastructure Services		141,462	2.5%

Real Estate
Other Investment(s) in Debt	Americas	98,152	1.7%
Total Real Estate		98,152	1.7%

Technology, Media & Entertainment
Other Investment(s) in Debt	Americas	9,964	0.2%
Total Technology, Media & Entertainment		9,964	0.2%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Infrastructure (continued)
Transportation Infrastructure
Poseidon Seller 3 L.L.C. (Outstanding Principal of $73,446)	Americas	$73,049	1.3%
Other Investment(s) in Debt	Americas	50,475	0.9%
Total Transportation Infrastructure		123,524	2.2%

Various (f)
Other Investment(s) in Debt	Americas	11,566	0.2%
Total Various		11,566	0.2%
Total Debt Investments - Infrastructure (Cost: Americas $751,260, EMEA $40,814, Various $17,562,057)		822,263	14.6%

Debt Investments - Liquid (j)
Consumer and Services
Other Investment(s) in Debt	Americas	156,252	2.8%
Other Investment(s) in Debt	EMEA	9,653	0.2%
Total Consumer and Services		165,905	2.9%

Digital Infrastructure
Other Investment(s) in Debt	Americas	7,094	0.1%
Total Digital Infrastructure		7,094	0.1%

Energy
Other Investment(s) in Debt	Americas	7,742	0.1%
Total Energy		7,742	0.1%

Energy Infrastructure
Other Investment(s) in Debt	Americas	6,096	0.1%
Total Energy Infrastructure		6,096	0.1%

Healthcare
Other Investment(s) in Debt	Americas	46,085	0.8%
Total Healthcare		46,085	0.8%

Industrials
Other Investment(s) in Debt	Americas	42,624	0.8%
Total Industrials		42,624	0.8%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (i)
Debt Investments - Liquid (continued) (j)
Infrastructure Services
Other Investment(s) in Debt	Americas	$130,447	2.3%
Other Investment(s) in Debt	EMEA	7,102	0.1%
Other Investment(s) in Debt	APAC	4,112	0.1%
Total Infrastructure Services		141,661	2.5%

Real Estate
Other Investment(s) in Debt	Americas	8,090	0.1%
Total Real Estate		8,090	0.1%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	60,311	1.1%
Other Investment(s) in Debt	EMEA	4,005	0.1%
Other Investment(s) in Debt	APAC	3,993	0.1%
Total Technology, Media and Entertainment		68,309	1.2%

Transportation Infrastructure
Other Investment(s) in Debt	Americas	17,112	0.3%
Total Transportation Infrastructure		17,112	0.3%
Total Debt Investments - Liquid (Cost: Americas $487,770, EMEA $21,118, APAC $8,147)		510,718	9.1%
Total Debt Investments (Cost: Americas $1,239,030, EMEA $61,932, APAC $8,147, Various $17,562)		1,332,981	23.7%
Total Investments and Investments in Affiliated Investee Funds (Cost: $5,183,893)		6,070,643	107.9%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Accounts	Americas	$5,810	0.1%
Total Money Market Fund (Cost: $5,810 Americas)		5,810	0.1%

Cash
Cash Held at Banks	n/a	118,360	2.1%
Total Cash (Cost $118,360)		118,360	2.1%
Total Cash and Cash Equivalents (Cost: $124,170)		124,170	2.2%

Derivative at Fair Value
Derivative Assets at Fair Value
Bond Futures Contracts	n/a	109	0.0%
Total Derivative Assets at Fair Value (Cost: $—)		109	0.0%

Derivative Liabilities at Fair Value
Foreign Currency Contracts	n/a	394	0.0%
Total Derivative Liabilities at Fair Value (Cost: $—)		394	0.0%
Total Derivatives (Cost: $—)		(285)	0.0%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $5,308,063)		6,194,528	110.1%
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
(b)BXINFRA through its interest in Infrastructure Investments L.P. also holds interests in Eucalyptus I HoldCo (CYM) L.P. with BXINFRA's proportionate fair value representing $49.1 million, or 0.9% of BXINFRA Net Assets and BXINFRA indirectly owns 163,262,094,547 shares in the investee.
(c)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in Odyssey Holdco L.L.C. and Odyssey Holdco II L.L.C. BXINFRA’s proportionate fair value in the equity investment is $296.2 million, representing 5.3% of BXINFRA Net Assets and BXINFRA indirectly owns 723,470 shares in the investee.
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

(d)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Poseidon Holdco I L.P. with BXINFRA's proportionate fair value representing $43.5 million, or 0.8% of BXINFRA Net Assets and BXINFRA indirectly owns 32,095 shares in the investee.
(e)BXINFRA through its interest in Infrastructure Investments L.P. holds an interest in an investee also held by Mercury Co-Invest L.P. with BXINFRA's proportionate fair value representing $105.2 million, or 1.9% of BXINFRA Net Assets and BXINFRA indirectly owns 129,465 shares in the investee.
(f)Fund investments are diversified and are not categorized to one industry.
(g)BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy, Transportation, and Digital which are 28.0%, 26.0%, and 46.0% of the Infrastructure Investments L.P. vehicle’s investments, respectively.
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
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Blackstone Infrastructure Strategies Associates L.P., a Delaware limited partnership, is the general partner (the “General Partner”) of BXINFRA U.S., the Feeder and the Aggregator. Overall responsibility for oversight of the Feeder, BXINFRA U.S. and the entities that carry out their investment objectives rests with the General Partner, subject to certain oversight rights held by each of the Feeder’s board of directors (the “Feeder Board of Directors” or “Feeder Board”) and BXINFRA U.S.’s board of directors (the “BXINFRA U.S. Board of Directors” or “BXINFRA U.S. Board,” and together with the Feeder Board, the “Boards of Directors” or “Boards”), as applicable. The General Partner has delegated BXINFRA U.S.’s portfolio management function to Blackstone Infrastructure Advisors L.L.C. (the “Investment Manager”). The Investment Manager has discretion to make investments on behalf of BXINFRA U.S. and is responsible for initiating, structuring and negotiating BXINFRA U.S.’s investments, as well as actively managing each investment to seek to maximize value. The Investment Manager and its affiliates also provide certain administrative services to BXINFRA U.S. The Investment Manager is a Delaware limited liability company and is registered with the United States Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. The General Partner and the Investment Manager are individually and collectively referred to as the “Sponsor.” Both the General Partner and Investment Manager are subsidiaries of Blackstone.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Aggregator have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946,

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Financial Services—Investment Companies (“ASC 946”). The condensed consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire period. Certain reclassifications of prior periods’ amounts have been made to conform to the current period presentation. Such reclassifications had no effect on Net Increase in Net Assets Resulting from Operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues, expenses, gains or losses during the reporting period. Management believes that estimates made in preparing its condensed consolidated financial statements are reasonable. Such estimates include those used in the measurement of deferred tax balances (including valuation allowances, if any) and the valuation of investments and financial instruments which involve a higher degree of judgment and complexity and may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Investments in Affiliated or Unaffiliated Investee Funds
Investments in Blackstone-affiliated investee funds (“Investments in Affiliated Investee Funds”) or unaffiliated investee funds may be valued using the reported net asset value (“NAV” or “Net Asset Value”) of the investee funds as a practical expedient for fair value. If the Aggregator determines, based on its own due diligence, investment fair value policies and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, such as a collateralized loan obligation vehicle, the Aggregator will estimate the fair value of an investment in good faith and in a manner that it reasonably chooses, in accordance with its valuation policies. For certain Investments in Affiliated Investee Funds, investments held directly by such funds may also be direct investments of BXINFRA. In these circumstances, the Aggregator and the affiliated investee fund shall apply a consistent fair value methodology to value such investments, with the Aggregator applying a methodology as discussed under the “Investments at Fair Value” section above.
Derivative Instruments
The Aggregator recognizes derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative Assets at Fair Value and Derivative Liabilities at Fair Value, respectively.
Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates. The Aggregator recognizes changes in fair value of derivative instruments in current period earnings. For derivative financial positions that are closed or that mature during a reporting period, the Aggregator recognizes realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it is closed. Realized gains and losses are presented net in Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies on the Condensed Consolidated Statements of Operations. Changes in the value of contracts that remain outstanding as of period end are measured based on the difference between the unrealized balance as of the beginning of the reporting period and the unrealized balance as of the end of the reporting period, net of any reversals of previously recorded unrealized gains or losses once realized. Unrealized gains and losses are presented net in Net Change in Unrealized Gain (Loss) on Derivative Instruments on the Condensed Consolidated Statements of Operations.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Expense Support
The Investment Manager voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, unitholder servicing fees, the Performance Participation Allocation (as defined in Note 8. “Related Party Transactions”) and taxes) do not exceed a certain threshold. The amount of expenses the Investment Manager has agreed to pay pursuant to this arrangement is reported in Expense Support on the Condensed Consolidated Statements of Operations. Refer to Note 8. “Related Party Transactions” for more information.
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
To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal corporate income tax of 21% of their share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of their share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state and local taxes. Federal and state income taxes are expected to be withheld at the source of the U.S. trade or business and taxes withheld can be used as a credit against the income tax liability of the subsidiaries.
Deferred Taxes
GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Aggregator

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
Affiliates
The General Partner, the Investment Manager, Blackstone Securities Partners L.P. (the “Dealer Manager”), BXINFRA U.S., Parallel Funds, the Feeder, BXINFRA Lux, and Other Blackstone Accounts are affiliates of the Aggregator. Investments of BXINFRA and investments of other investment vehicles managed by the Investment Manager are considered affiliates of BXINFRA based on Blackstone’s level of ownership and control.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026.
3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	June 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$124,170	$—	$—	$—	$124,170
Investments
Equity Investments	—	27,674	3,170,444	—	3,198,118
Debt Investments
Infrastructure	—	582,929	239,334	—	822,263
Liquids	—	505,725	4,993	—	510,718
Total Debt Investments	—	1,088,654	244,327	—	1,332,981
Total Investments	—	1,116,328	3,414,771	—	4,531,099
Investments in Affiliated Investee Funds	—	—	—	1,539,544	1,539,544
Derivative Assets	—	109	—	—	109
	$124,170	$1,116,437	$3,414,771	$1,539,544	$6,194,922
Liabilities
Derivative Liabilities	$—	$394	$—	$—	$394

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

The Aggregator may hold equity securities that are subject to contractual sale restrictions that are deemed an attribute of the holder rather than the investment. Contractual sale restrictions may include, but are not limited to, (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. As of June 30, 2026, there were no equity securities subject to contractual sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale restrictions or other transfer restrictions including those pursuant to their respective governing or similar agreements.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of June 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$3,112,328	Discounted Cash Flows	WACC	7.7% - 13.9%	10.4%	Lower
			Exit Capitalization Rate	5.9% - 7.4%	6.4%	Lower
			Exit Multiple	11.5x - 20.2x	17.8x	Higher
	58,116	Transaction Price	n/a
Debt Investments - Infrastructure	111,071	Discounted Cash Flows	Discount Rate	6.6% - 12.6%	7.3%	Lower
	43,007	Transaction Price	n/a
	85,256	Third Party Pricing	n/a
Debt Investments - Liquids	4,993	Third Party Pricing	n/a
Total Investments	3,414,771
	$3,414,771

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$2,753,583	$217,518	$9,987	$915,565	$3,896,653
Purchases	225,015	47,169	5,022	—	277,206
Sales and Proceeds from Investments	(12,132)	(25,412)	(5,006)	—	(42,550)
Transfer Out of Level III (a)	—	—	(4,981)	(915,565)	(920,546)
Change in Gain (Loss) Included in Net Assets	203,978	59	(29)	—	204,008
Balance, End of Period	$3,170,444	$239,334	$4,993	$—	$3,414,771
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$203,978	$59	$(29)	$—	$204,008

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2026
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Investments in Affiliates	Total
Balance, Beginning of Period	$2,041,413	$207,173	$—	$776,568	$3,025,154
Purchases	523,197	58,378	10,047	5,668	597,290
Sales and Proceeds from Investments	(14,162)	(28,188)	(5,006)	—	(47,356)
Transfers Into Level III (b)	—	—	4,995	—	4,995
Transfer Out of Level III (a)	—	—	(4,981)	(915,565)	(920,546)
Change in Gain Included in Net Assets	619,996	1,971	(62)	133,329	755,234
Balance, End of Period	$3,170,444	$239,334	$4,993	$—	$3,414,771
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$619,996	$1,971	$(62)	$133,329	$755,234

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended June 30, 2025
	Equity Investments	Debt Investments	Investments in Affiliates	Total
Balance, Beginning of Period	$468,554	$—	$459,220	$927,774
Purchases	850,038	124,789	—	974,827
Sales and Proceeds from Investments	—	(387)	4,260	3,873
Change in Gain (Loss) Included in Net Assets	24,104	70,348	8,263	102,715
Balance, End of Period	$1,342,696	$194,750	$471,743	$2,009,189
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$24,103	$70,348	$8,263	$102,714

	Level III Financial Assets at Fair Value
	Six Months Ended June 30, 2025
	Equity Investments	Debt Investments	Investments in Affiliates	Total
Balance, Beginning of Period	$—	$—	$—	$—
Purchases	1,305,100	124,789	405,058	1,834,947
Sales and Proceeds from Investments	(5,111)	(387)	4,260	(1,238)
Change in Gain Included in Net Assets	42,707	70,348	62,425	175,480
Balance, End of Period	$1,342,696	$194,750	$471,743	$2,009,189
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$42,706	$70,348	$62,425	$175,479
____________________
(a)The transfers out of Level III Debt Investments - Liquids were primarily due to a change of observability of inputs used in the valuations of such assets. The transfer out of Level III Investments in Affiliates was due to the application of NAV as a practical expedient to an investment in an affiliate previously classified as Level III; there was no impact to the resulting fair value.
(b)The transfers into Level III financial assets were primarily due to a change of observability of inputs used in the valuations of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of June 30, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	June 30, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$913,440	$1,539,544	$355,000	$69,777
____________________
(a)Affiliated Investee Funds primarily hold Level III private investments. In determining the NAV reported to the Fund, the Affiliated Investee Funds generally estimate the fair value of these underlying investments using discounted cash flow methodologies. Significant unobservable inputs utilized in those valuations typically include weighted average cost of capital, exit capitalization rates, and exit multiples.
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts (in thousands):

	June 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Derivative Instruments
Foreign Currency Contracts (GBP)	£—	$—	£88,300	$394	£70,000	$14	£125,000	$234
Foreign Currency Contracts (EUR)	€—	—	€—	—	€32,000	129	€20,000	31
Bond Futures Contracts	$42,965	109	$—	—	$—	—	$—	—
		$109		$394		$143		$265

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$1,887	$(1,702)	$(8,848)	$(1,702)
Net Change in Unrealized Gain (Loss)
Bond Futures Contracts	109	—	109	—
Foreign Currency Contracts	(2,443)	(10,243)	(394)	(11,972)
	$(447)	$(11,945)	$(9,133)	$(13,674)
As of June 30, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Repurchase Agreements
As of June 30, 2026 and December 31, 2025, the Aggregator held investments pledged as collateral with a carrying value of $73.0 million and $72.0 million, respectively.
The following table presents information regarding the Aggregator’s repurchase agreement obligations:

	June 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

	June 30, 2026	December 31, 2025
Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$58,005	$58,005
Amounts Subject to an Enforceable Master Netting Arrangement	$58,005	$58,005
_____________________
(a)Represents collateral type.
6. Borrowings

Brentwood Credit Facility
On March 3, 2025, BXINFRA Brentwood Funding LCS L.L.C. and BXINFRA Brentwood Funding ICP L.L.C. (together, the “Brentwood Borrowers” and each, a “Brentwood Borrower”), each as a consolidated wholly owned subsidiary of the

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Aggregator that holds broadly syndicated loans, entered into a senior secured revolving credit agreement (the “Brentwood Credit Facility”) pursuant to which the lenders thereunder agreed to provide loans for an aggregate principal amount not to exceed $300.0 million, subject to customary conditions. The Brentwood Credit Facility contains customary representations and warranties. The obligations of the Brentwood Borrowers under the Brentwood Credit Facility have limited recourse and are secured by a first priority security interest in all of the Brentwood Borrowers’ portfolio investments and cash. Under the Brentwood Credit Facility, the Brentwood Borrowers will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees, and commitment fees. The parties to the Brentwood Credit Facility include the Brentwood Borrowers, BXINFRA ICP L.L.C. and BXINFRA LCS L.L.C. as co-collateral managers, a third-party administrative agent (in such capacity, the “Brentwood Administrative Agent”), also serving as sole lead arranger, and the other third-party lenders as identified in the Brentwood Credit Facility. The period in which the Brentwood Borrowers may make borrowings under the Brentwood Credit Facility expires on March 3, 2028, and the Brentwood Credit Facility matures on June 5, 2029. Upon an event of default, the Brentwood Administrative Agent may also terminate its commitment.
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
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (as defined below) which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of June 30, 2026, the Aggregator had $195.0 million outstanding under the Brentwood Credit Facility. The carrying value of amounts outstanding under the Brentwood Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy. As of June 30, 2026, the effective interest rate on borrowings outstanding was 5.00%. As of December 31, 2025, the Aggregator had no balance outstanding under the Brentwood Credit Facility.
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
Under the Jutland Credit Facility, borrowings denominated in U.S. dollars will bear interest at a rate of the three-month SOFR plus an applicable margin of 1.45% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Jutland Administrative Agent, without a premium or penalty, subject to certain conditions. The Jutland Credit Facility is subject to a commitment fee that accrues at 0.45% per annum on the average daily unused aggregate commitment above a Minimum Utilization Percentage (defined below). If during any quarter, the aggregate outstanding principal amount of advances divided by the aggregate commitments (the “Average Utilization”), is less than (a) for the period from October 9, 2025 to and including February 9, 2026, 40.00%, (b) for the period from February 10, 2026 to and including April 9, 2026,

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

50.00% and (c) thereafter, 65.00% (the “Minimum Utilization Percentage”), the Aggregator shall also pay an average utilization fee (the “Average Utilization Fee”). The Average Utilization Fee is calculated as 1.45%, multiplied by the Minimum Utilization Percentage minus the Average Utilization, multiplied by the aggregate commitment.
As of June 30, 2026, the Aggregator had $150.0 million outstanding under the Jutland Credit Facility. As of June 30, 2026, the effective interest rate on borrowings outstanding was 5.13%. As of December 31, 2025, the Aggregator had $70.0 million outstanding under the Jutland Credit Facility. As of December 31, 2025, the effective interest rate on borrowings outstanding was 5.15%. The carrying value of amounts outstanding under the Jutland Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy.
Aggregator Credit Agreement
On January 26, 2026, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $400.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio of 22.5%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On May 18, 2026, the aggregate commitment was increased by $200.0 million to $600.0 million.
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
As of June 30, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Aggregator Credit Agreement.
7. Net Assets
Through March 5, 2026, the Aggregator offered two classes of limited partnership units: Class A and Class B units. On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an “Aggregator Unit” or “Unit”). As of June 30, 2026, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued the applicable series of Class I Units in exchange for their contributions to the Aggregator; specifically, contributions from BXINFRA U.S. Class I‑Series II units are invested into

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Class I‑Series II Aggregator Units, contributions from BXINFRA U.S. Class I‑Series III units are invested into Class I‑Series III Aggregator Units, and contributions from all other BXINFRA U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.
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
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit. The initial Transactional NAV for Class I-Series II Aggregator Units and Class I-Series III Aggregator Units will be equal to the Transactional NAV per Aggregator Unit for Class I-Series I Aggregator Units. No Class I-Series II Aggregator Units or Class I-Series III Aggregator Units have been issued since inception.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I	Total
	Series I Units
Units Outstanding as of March 31, 2026	163,100,023	163,100,023
Units Issued	24,158,743	24,158,743
Distributions Reinvested	881,951	881,951
Redemption of Units	(494,892)	(494,892)
Units Outstanding as of June 30, 2026	187,645,825	187,645,825

Units Outstanding as of March 31, 2025	65,062,200	65,062,200
Units Issued	22,466,005	22,466,005
Redemption of Units	(8,143)	(8,143)
Units Outstanding as of June 30, 2025	87,520,062	87,520,062

	Class I	Total
	Series I Units
Units Outstanding as of December 31, 2025	138,551,291	138,551,291
Units Issued	48,037,156	48,037,156
Distributions Reinvested	1,651,208	1,651,208
Redemption of Units	(593,830)	(593,830)
Units Outstanding as of June 30, 2026	187,645,825	187,645,825

Units Outstanding as of December 31, 2024	—	—
Units Issued	87,528,205	87,528,205
Redemption of Units	(8,143)	(8,143)
Units Outstanding as of June 30, 2025	87,520,062	87,520,062

In accordance with the Aggregator Partnership Agreement, the General Partner can cause the Aggregator to redeem Aggregator Units from limited partners to match any redemptions made by BXINFRA U.S. and any Parallel Fund. Any

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

redemption of Aggregator Units will be effected by the Aggregator as needed to comply with the redemption plan of BXINFRA U.S. and any Parallel Fund and otherwise as determined by the General Partner. A Parallel Fund may withdraw entirely from the Aggregator and have all of its Aggregator Units redeemed by the Aggregator only with the consent of BXINFRA U.S., including, if applicable, approval by the BXINFRA U.S. Board of Directors.
During the three and six months ended June 30, 2026, 494,892 Aggregator Units and 593,830 Aggregator Units were redeemed for an aggregate value of $14.3 million and $17.1 million, respectively. During the three and six months ended June 30, 2025, 8,143 Aggregator Units and 8,143 Aggregator Units were redeemed, respectively, for an aggregate value of $0.2 million and $0.2 million.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2026 for each applicable class of Aggregator Units. No Class I-Series II Aggregator Units or Class I-Series III Aggregator Units have been issued by the Aggregator since inception.

			Distributions Per Unit
Declaration Date	Record Date (b)	Payment Date	Class I-Series I Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2200
July 23, 2026	June 30, 2026	August 3, 2026	$0.2200
			$0.4400
The following table presents a summary of the aggregate distributions declared and payable for the six months ended June 30, 2025 for each applicable class of Units.

			Distributions Per Unit
Declaration Date	Record Date	Payment Date	Class I-Series I Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0962
July 29, 2025	June 30, 2025 (b)	August 1, 2025	$0.2000
			$0.2962
________________________________
(a)To unitholders of record immediately following the close of business.
(b)To unitholders of record as of the open of business.
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
For the three and six months ended June 30, 2026, $25.2 million and $46.4 million of distributions were reinvested in Class I-Series I Units, respectively. For the three and six months ended June 30, 2025, $4.8 million and $4.8 million, respectively, of distributions were reinvested in Class I-Series I Units.
8. Related Party Transactions
Partnership Agreement
The Aggregator has entered into the Aggregator Partnership Agreement with the General Partner. Under the terms of the Aggregator Partnership Agreement, overall responsibility for the Aggregator rests with the General Partner. The General Partner has delegated BXINFRA’s portfolio management function to the Investment Manager on January 2, 2025.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Performance Participation Allocation
The General Partner receives a performance participation allocation (“Performance Participation Allocation”) by BXINFRA (through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, accrued monthly and payable quarterly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner, in its discretion, may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request, upon 60 days’ written notice, and will be subject to certain limitations.
The General Partner elected to receive $5.0 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the six months ended June 30, 2026, the equity of intermediate entities was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I units, after which BXINFRA U.S. contributed such equity to the Aggregator in exchange for 180,640 Aggregator Units.
For the three and six months ended June 30, 2026, the Aggregator accrued Performance Participation Allocation of $42.6 million and $69.3 million, respectively, which were fully paid in cash from intermediate entities to the General Partner. For the three and six months ended June 30, 2025, the Aggregator accrued Performance Participation Allocation of $5.7 million and $11.0 million, respectively, which were fully paid in cash from intermediate entities to the General Partner.
Investment Management Agreement
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
Management Fee
In consideration for its investment management services, the Aggregator, on behalf of its limited partners, pays the Investment Manager a management fee (the “Management Fee”) equal to, in the aggregate, (a) 1.25% of the Aggregator’s Transactional NAV attributable to Class I-Series I Units, (b) 1.05% of the Aggregator’s Transactional NAV attributable to Class I-Series II Units and (c) 0.95% of the Aggregator’s Transactional NAV attributable to Class I-Series III Units, as applicable, accrued monthly (1/12th of the total annual Management Fee) and payable quarterly, before giving effect to any accruals for the Management Fee, unitholder servicing fees, Administration Fee (as defined below), Performance Participation Allocation, pending Aggregator Unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which the Aggregator indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which the Aggregator directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
The Investment Manager, in its discretion, may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or the Parallel Fund’s units or shares (as applicable) and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request, upon 60 days’ written notice, and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three and six months ended June 30, 2026 and 2025. Refer to Note 2, “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three and six months ended June 30, 2026, the Aggregator accrued gross Management Fees of $16.8 million and $30.6 million, respectively. For the three and six months ended June 30, 2025, the Aggregator accrued gross Management Fees of $6.5 million and $10.7 million, respectively, of which the Investment Manager waived all $6.5 million and $10.7 million, respectively. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
Administration Fee
The Investment Manager and its affiliates provide administration services to BXINFRA, consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. In consideration for its administrative services, the Investment Manager is entitled to receive an administration fee (the “Administration Fee”) payable by BXINFRA directly or indirectly through an intermediate entity, equal to, in the aggregate, 0.10% of the Aggregator’s Transactional NAV per annum, accrued monthly (1/12th of the total annual Administration Fee) and payable monthly (or payable at such later time in the discretion of the Investment Manager), before giving effect to any accruals for the Management Fee, unitholder servicing fee, Administration Fee and Performance Participation Allocation, pending Aggregator Unit redemptions, distributions, if any, and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month.
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
For the three and six months ended June 30, 2026, the Aggregator accrued Administration Fees of $1.3 million and $2.4 million, respectively. For the three and six months ended June 30, 2025, the Aggregator accrued Administration Fees of $0.5 million and $0.9 million, respectively.
Investments in Affiliated Investee Funds
As of June 30, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $1.5 billion and $920.5 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2025, the Investment Manager has voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, unitholder servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
For the six months ended June 30, 2025, the Aggregator accrued Expense Support of $0.7 million, that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three months ended June 30, 2025.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

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
During the three and six months ended June 30, 2026, the Aggregator acquired Infrastructure Investments, liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”) and future commitments to acquire Infrastructure Investments totaling up to $160.0 million and $310.0 million, respectively, from Blackstone Holdings Finance Co. L.L.C. (“Finco”), an affiliate of the Investment Manager, pursuant to an amended and restated warehousing agreement entered into by BXINFRA U.S., BXINFRA Lux, the Investment Manager and Finco on August 22, 2025 (as may be further amended and restated from time to time, the “Amended and Restated Warehousing Agreement”). During the three and six months ended June 30, 2025, the Aggregator acquired Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to $60.0 million and $2.0 billion, respectively, from Finco, pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.
During the three and six months ended June 30, 2026, the Aggregator did not provide any new extensions of credit to portfolio companies controlled by Other Blackstone Accounts . During the three and six months ended June 30, 2025, the Aggregator extended credit to portfolio companies controlled by Other Blackstone Accounts in connection with three and four investments for an aggregate amount of $40.2 million and $67.1 million, respectively. Additionally, during the three and six months ended June 30, 2026, the Aggregator participated in follow-on extensions of additional credit to portfolio companies controlled by Other Blackstone Accounts in connection with two existing investments for an aggregate amount of $3.6 million and $14.8 million, respectively. There were no such investments during the three and six months ended June 30, 2025. The terms of the investments were negotiated by participating third-party investors and the Aggregator participated on the same terms as such third-party investors and Other Blackstone Accounts, if any.
Additionally, during the three and six months ended June 30, 2026, the Aggregator acquired two and three loans from Finco for an aggregate amount of $1.9 million and $11.6 million, respectively. The loans were purchased from Finco at a purchase price of cost. The Aggregator did not acquire any loans from Finco during the three and six months ended June 30, 2025.
A portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three and six months ended June 30, 2026, the Aggregator funded capital commitments to such funds for an aggregate amount of $89.3 million and $105.9 million, respectively, and received a cash distribution from two such funds for an aggregate amount of $4.5 million and $10.2 million, respectively, for the three and six months ended June 30, 2026. During the six months ended June 30, 2025, the Aggregator funded capital commitments to such funds for an aggregate amount of $458.0 million. The Aggregator did not fund any capital commitments to such funds during the three months ended June 30, 2025. The Aggregator received a cash distribution from one such fund for an aggregate amount of $4.3 million and $4.3 million, respectively, for the three and six months ended June 30, 2025. See Note 9. “Commitments and Contingencies” for more information on the commitments made to other Blackstone funds.
Additionally, the Investment Manager has delegated the portfolio management of BXINFRA’s Investments in Debt and Other Securities to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXINFRA and Other Blackstone

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounts. During the three and six months ended June 30, 2026 and 2025, the Aggregator did not participate in any cross-transactions with an Other Blackstone Account.
9. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than unitholder servicing fees, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $3.6 million of which $3.2 million relates to Organizational Expenses and was expensed as incurred and $0.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. During the three and six months ended June 30, 2026, the Investment Manager advanced $0.1 million and $0.5 million, respectively, of additional Organizational Expenses on BXINFRA’s behalf. As of June 30, 2026, the Aggregator had Organizational Cost Payable of $0.1 million due to the Investment Manager and no Offering Cost Payable.
As of June 30, 2026, the Aggregator had unfunded commitments to existing investments of $1.8 billion, of which $904.3 million is committed to other Blackstone funds, and had no additional conditional commitments to new investments, which excludes investment commitments of the BXINFRA Warehouse as it is not certain whether BXINFRA will ultimately acquire any such investments. Conditional commitments are held among the BXINFRA Fund Program and BXINFRA’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of June 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of June 30, 2026.
10. Income Taxes
Uncertain Tax Positions
As of June 30, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I-Series I Units (a)
	Six Months Ended June 30,
	2026	2025
Per Unit Data
Net Asset Value, Beginning of Period (b)	27.55	—
Proceeds from Units Issued	—	25.00
Net Investment Income (Loss)	(0.39)	0.14
Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies	3.26	1.01
Net Increase in Net Assets	2.87	1.15
Distributions	(0.44)	(0.30)
Net Asset Value, End of Period	$29.98	$25.86
Units Outstanding, End of Period	187,645,825	87,520,062
Total Return Based on Net Asset Value (c)	10.40%	3.43%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.04%	1.20%
Expenses and Management Fees Waivers (d)	—%	-0.63%
Accrued Performance Participation Allocation	1.45%	0.65%
Total Expenses	2.49%	1.23%
Net Investment Income (Loss)	-1.35%	0.86%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units and discontinued its Class B units.
(c)Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the Aggregator’s distribution reinvestment plan) divided by the beginning Net Asset Value per Unit or the initial Net Asset Value per Unit, when applicable. Total return does not include upfront transaction fees, if any.
(d)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Interest Expense, Deferred Offering Costs Amortization, Administration Fees and Other.
12. Subsequent Events

The Aggregator has evaluated the impact of all subsequent events through August 10, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes of the Feeder, the unaudited condensed financial statements and the related notes of BXINFRA U.S. and the unaudited condensed consolidated financial statements and the related notes of the Aggregator, all included within this Quarterly Report on Form 10-Q.
The investment activities of BXINFRA are carried out through the Aggregator, a non-consolidated affiliate of BXINFRA U.S. As such, in this discussion and analysis, we believe it is important to present information for the Feeder, BXINFRA U.S. and the Aggregator. The unaudited financial statements of each entity are presented in Part I. Item 1. “Financial Statements” of this document. The Feeder, BXINFRA U.S., the Aggregator, and any Parallel Funds collectively form BXINFRA. BXINFRA and BXINFRA Lux collectively form the BXINFRA Fund Program.
Overview
Blackstone launched BXINFRA U.S. on January 2, 2025 and BXINFRA Lux on January 2, 2026. The BXINFRA Fund Program serves to provide eligible investors greater access to Blackstone’s private infrastructure platform. Our investment objectives are to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. We seek to meet our investment objectives by investing primarily in infrastructure equity, secondaries, and credit strategies (collectively, “Infrastructure Investments”), leveraging the talent and investment capabilities of Blackstone’s infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
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

Business Environment
As of August 10, 2026, BXINFRA has generated strong returns across its portfolio, led by the performance of its digital and transportation infrastructure investments. Continued demand for data center capacity - supported by increasing data creation, consumption, and storage - along with new leasing activity has contributed to favorable long-term demand expectations within the digital infrastructure portfolio. We also see rising power demand in the US and internationally that we believe necessitates continued investment in energy infrastructure across the broader portfolio. Nevertheless, power availability, costs, and the broader policy and regulatory environment remain in focus across the portfolio.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of digital, energy and transportation.
As of June 30, 2026, BXINFRA’s portfolio:
•Provides exposure to over 30 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests.
•Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $6.3 billion, exclusive of the investment commitments acquired by consolidated legal entities of Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement (the “BXINFRA Warehouse”). Out of the $6.3 billion, BXINFRA has invested or committed $4.9 billion to Infrastructure Equity investments, $726.0 million to Infrastructure Secondaries and $676.1 million to Infrastructure Credit. On an invested basis, 20.6% of BXINFRA’s fair market value consists of fund interests in Blackstone’s infrastructure funds and diversified secondaries portfolios. BXINFRA holds $517.0 million of Debt Investments – Liquids at cost.
As of June 30, 2026, the BXINFRA Warehouse had $504.3 million of commitments. The BXINFRA Fund Program’s obligation to acquire any of the investments of the BXINFRA Warehouse is contingent upon BXINFRA and BXINFRA Lux raising sufficient capital to acquire such assets as determined by the Investment Manager. As of June 30, 2026, the Investment Manager had not determined the allocations of investments of the BXINFRA Warehouse between BXINFRA and BXINFRA Lux and it is not certain whether BXINFRA will ultimately acquire any such investments.
Key Components of Our Results of Operations and Financial Metrics
Our key financial measures and the results of operations are discussed below.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.
The Feeder generates income primarily from its investment in BXINFRA U.S. and has the same investment objectives as BXINFRA U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXINFRA U.S. in a more tax-efficient manner. The Feeder had an interest of 28.5% in BXINFRA U.S. as of June 30, 2026, an increase of 1.6%, compared to an interest of 26.9% as of June 30, 2025, primarily driven by relative capital activity between the Feeder and other investors in BXINFRA U.S.
For the three and six months ended June 30, 2026, BXINFRA U.S. generated a Net Increase in Net Assets Resulting from Operations of $279.0 million and $453.0 million, respectively, an increase of $243.7 million and $386.4 million, compared to $35.3 million and $66.6 million for the three and six months ended June 30, 2025, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. of $67.7 million and $107.3 million for the three and six months ended June 30, 2026, respectively, an increase of $64.0 million and $95.2 million, compared to $3.7 million and $12.1 million for the three and six months ended June 30, 2025, respectively. There were no net realized gains or losses from the investment in BXINFRA U.S. for the three and six months ended June 30, 2026 and 2025. Key drivers of the results of operations of BXINFRA U.S. are discussed below.
BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXINFRA U.S. generates income primarily from its investment in the Aggregator and has the same investment objectives as the Aggregator. BXINFRA U.S. had an interest of 94.5% in the Aggregator as of June 30, 2026, an increase of 3.4% compared to an interest of 91.1% as of June 30, 2025, primarily due to relative capital activity between BXINFRA U.S. and the Parallel Fund.

For the three and six months ended June 30, 2026, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $296.1 million and $482.1 million, respectively, an increase of $257.1 million and $410.7 million, compared to $39.0 million and $71.4 million for the three and six months ended June 30, 2025, respectively. This resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $240.5 million and $381.2 million for the three and six months ended June 30, 2026, respectively, an increase of $226.6 million and $335.7 million compared to $13.9 million and $45.5 million for the three and six months ended June 30, 2025, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and six months ended June 30, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
The Aggregator generates income, gains and losses primarily from its Infrastructure Investments and investments in Debt and Other Securities. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net realized and unrealized gains and losses can also arise due to the translation of assets and liabilities denominated in foreign currencies.
The Aggregator generates income in the form of dividends and interest on its Infrastructure Investments. To a lesser extent, the Aggregator’s liquid debt investments generate interest income.
For the three months ended June 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $257.1 million compared to the three months ended June 30, 2025 was attributable to an increase of $308.8 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $51.7 million in Net Investment Income (Loss).
For the six months ended June 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $410.7 million compared to the six months ended June 30, 2025 was attributable to an increase of $489.9 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $79.1 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended June 30, 2026, the Aggregator had $340.1 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $308.8 million, compared to $31.3 million for the three months ended June 30, 2025. The primary drivers contributing to the increase for the three months ended June 30, 2026 are:

•$345.4 million of Net Change in Unrealized Gain (Loss) on Investments, compared to $35.6 million for the three months ended June 30, 2025, resulting in a $309.8 million increase that was primarily due to incremental purchases of investments and unrealized appreciation on Investments in Affiliated Investee Funds and digital infrastructure and transportation infrastructure investments.
•$0.3 million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies, compared to $(5.5) million for the three months ended June 30, 2025, resulting in a $5.8 million increase that was primarily attributable to an increase in realized losses on liquid debt investments in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
•$(2.5) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $(10.2) million for the three months ended June 30, 2025, resulting in a $7.7 million increase that was primarily due to the reversal of previously recognized unrealized losses on derivative instruments during the three months ended June 30, 2026.
•$(3.1) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $11.4 million for the three months ended June 30, 2025, resulting in a $14.5 million decrease that was primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.
For the six months ended June 30, 2026, the Aggregator had $546.8 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $489.9 million, compared to $56.9 million for the six months ended June 30, 2025. The primary drivers contributing to the increase for the six months ended June 30, 2026 are:
•$569.0 million of Net Change in Unrealized Gain (Loss) on Investments, compared to $64.2 million for the six months ended June 30, 2025, resulting in a $504.8 million increase that was primarily due to an increase in the investment asset base and unrealized appreciation on Investments in Affiliated Investee Funds and digital infrastructure and transportation infrastructure investments.
•$(0.3) million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $(12.0) million for the six months ended June 30, 2025, resulting in a $11.7 million increase that was primarily due to the reversal of previously recognized unrealized losses on derivative instruments during the six months ended June 30, 2026.
•$(2.3) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies, compared to $(5.8) million for the six months ended June 30, 2025, resulting in a $3.5 million increase that was primarily attributable to an increased realized loss on liquid debt investments in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
•$(19.6) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $10.5 million for the six months ended June 30, 2025, resulting in a $30.1 million decrease that was primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.
Net Investment Income (Loss)
For the three months ended June 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(44.0) million, a decrease of $51.7 million, compared to $7.7 million for the three months ended June 30, 2025. The decrease in Net Investment Income (Loss) was primarily attributable to increase of $58.5 million in Net Expenses, partially offset by an increase of $10.5 million in Total Income.
For the six months ended June 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(64.6) million, a decrease of $79.1 million, compared to $14.5 million for the six months ended June 30, 2025. The decrease in Net Investment Income (Loss) was primarily attributable to an increase of $98.3 million in Net Expenses, partially offset by an increase of $21.0 million in Total Income.
Aggregator Income
For the three months ended June 30, 2026, the Aggregator generated $29.7 million in Total Income, an increase of $10.5 million, compared to $19.2 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $10.2 million in Interest Income, principally due to an increase in interest income from liquid debt investments.
For the six months ended June 30, 2026, the Aggregator generated $58.7 million in Total Income, an increase of $21.0 million, compared to $37.7 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $19.8 million in Interest Income, principally due to an increase in interest income from liquid debt investments.
Aggregator Expenses
Except as specifically provided below, all investment professionals and staff of the Investment Manager, when and to the extent engaged in providing investment management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Investment Manager. The Aggregator bears other expenses of its operations, including, but not limited to (a) investment management and administration fees paid to the Investment Manager pursuant to BXINFRA U.S.’s Investment Management Agreement (as defined in Part I. Item 1. “Financial Statements”), (b) Performance Participation Allocation (as defined in Part I. Item 1. “Financial Statements”) paid to the General Partner, (c) other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Investment Manager and/or their affiliates in performing administrative and/or accounting services for BXINFRA or any Portfolio Entity and (d) all other expenses of BXINFRA’s operations, administrations and transactions, excluding expenses specific to BXINFRA U.S. and the Feeder (described below).
For the three months ended June 30, 2026, the Aggregator incurred $70.4 million in gross Total Expenses, an increase of $51.9 million, compared to $18.5 million for the three months ended June 30, 2025. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation. For the three months ended June 30, 2026, the Aggregator had $42.6 million of Performance Participation Allocation, an increase of $36.9 million, compared to $5.7 million for the three months ended June 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended June 30, 2026, the Aggregator had $16.8 million of gross Management Fees, an increase of $10.3 million, compared to $6.5 million, which was fully waived by the Investment Manager, for the three months ended June 30, 2025, primarily due to an increase in Transactional Net Asset Value.
For the six months ended June 30, 2026, the Aggregator incurred $119.1 million in gross Total Expenses, an increase of $87.0 million, compared to $32.1 million for the six months ended June 30, 2025. The increase was primarily composed of increases in gross Management Fees and Performance Participation Allocation. For the six months ended June 30, 2026, the Aggregator had $69.3 million of Performance Participation Allocation, an increase of $58.3 million, compared to $11.0 million for the six months ended June 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the six months ended June 30, 2026, the Aggregator had $30.6 million of gross Management Fees, an increase of $19.9 million, compared to $10.7 million, which was fully waived by the Investment Manager, for the six months ended June 30, 2025, primarily due to an increase in Transactional Net Asset Value.
Provision (Benefit) for Taxes
For the three months ended June 30, 2026, the Aggregator incurred $3.3 million in Provision (Benefit) for Taxes, an increase of $3.8 million, compared to $(0.5) million for the three months ended June 30, 2025. This was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to Aggregator corporations.
For the six months ended June 30, 2026, the Aggregator incurred $4.2 million in Provision (Benefit) for Taxes, an increase of $1.7 million, compared to $2.5 million for the six months ended June 30, 2025. This was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to Aggregator corporations.
BXINFRA U.S. Net Investment Income (Loss)
For the three months ended June 30, 2026, BXINFRA U.S. incurred $39.0 million in Total Income, an increase of $17.4 million, compared to $21.6 million for the three months ended June 30, 2025 due to an increase in distributions received from the Aggregator. For the three months ended June 30, 2026, BXINFRA U.S. incurred $0.5 million in Net Expenses, an increase of $0.3 million, compared to $0.2 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, BXINFRA U.S. incurred $72.7 million in Total Income, an increase of $51.1 million, compared to $21.6 million for the six months ended June 30, 2025 due to an increase in distributions received from the Aggregator. For the six months ended June 30, 2026, BXINFRA U.S. incurred $0.9 million in Net Expenses, an increase of $0.4 million, compared to $0.5 million for the six months ended June 30, 2025.
Feeder Net Investment Income (Loss)
For the three months ended June 30, 2026, the Feeder incurred $10.9 million in Total Income, an increase of $5.3 million, compared to $5.6 million for the three months ended June 30, 2025 due to an increase in distributions received from BXINFRA U.S. For the three months ended June 30, 2026, the Feeder incurred $0.1 million in Total Expenses, compared to less than $0.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, the Feeder incurred $1.6 million in Provision (Benefit) for Taxes, an increase of $0.3 million, compared to $1.3 million for the three months ended June 30, 2025, primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S and Dividend Income.
For the six months ended June 30, 2026, the Feeder incurred $20.4 million in Total Income, an increase of $14.8 million, compared to $5.6 million for the six months ended June 30, 2025 due to an increase in distributions received from BXINFRA U.S. For the six months ended June 30, 2026, the Feeder incurred $0.2 million in Total Expenses, an increase of $0.1 million, compared to $0.1 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Feeder incurred $5.2 million in Provision (Benefit) for Taxes, an increase of $3.8 million, compared to $1.4 million for the six months ended June 30, 2025, primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S and Dividend Income.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from BXINFRA U.S. and the Feeder’s net proceeds of their continuous offering of Units, which are then invested into the Aggregator. The Aggregator further generates cash from realizations and other income earned from investments and proceeds from net borrowings on its credit facilities. The primary uses of our Cash and Cash Equivalents include purchasing investments in companies via intermediaries, purchasing other equity and debt instruments, funding the costs of our operations, funding redemptions under our unit redemption plan (the “Unit Redemption Plan”), debt service, repayment and other financing costs of our borrowings and cash distributions to the holders of our Units.
As of June 30, 2026, debt financing available to the Registrants and the Aggregator consisted of two senior secured revolving credit facilities, an unsecured, uncommitted line of credit agreement, a revolving credit facility and an asset-backed repurchase agreement. The Registrants and the Aggregator had $345.0 million of aggregate principal amount of outstanding debt as of June 30, 2026. The Registrants and the Aggregator had $70.0 million of aggregate principal amount of outstanding debt as of December 31, 2025. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of June 30, 2026, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of June 30, 2026, the Aggregator had $124.2 million in Cash and Cash Equivalents and $705.0 million of unused capacity under the Aggregator’s credit facilities, which, together with net proceeds from units, are expected to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of June 30, 2026, the Aggregator held $510.7 million of liquid debt investments, which could provide additional liquidity if necessary. As of June 30, 2026, the BXINFRA Fund Program had no conditional commitments to new investments. This excludes commitments of the BXINFRA Warehouse as it is not certain whether the BXINFRA Fund Program will ultimately acquire any such investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of June 30, 2026, the Aggregator had unfunded commitments of $1.8 billion to existing investments, which are generally due upon demand, of which $904.3 million is committed to Other Blackstone Accounts, which while due upon demand are generally called over a period of up to four years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investment funds and capital commitments to investments that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from units issued and investment sale realizations. BXINFRA expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
As of June 30, 2026, the Aggregator had Total Assets of $6.2 billion, an increase of $1.9 billion, compared to $4.3 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.3 billion in Investments at Fair Value. As of June 30, 2026, the Aggregator had Total Liabilities of $617.3 million, an increase of $132.9 million, compared to $484.4 million as of December 31, 2025. The increase in Total Liabilities was primarily driven by increases of $275.0 million of Borrowings, partially offset by a decrease of $186.8 million in Payables for Investments Purchased.
BXINFRA U.S.
As of June 30, 2026, BXINFRA U.S. had $0.5 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s line of credit agreement which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term.
As of June 30, 2026, BXINFRA U.S. had Total Assets of $5.4 billion, an increase of $1.8 billion, compared to $3.6 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.8 billion in Investment in the Aggregator at Fair Value driven by an increase in subscriptions in BXINFRA U.S. and continued appreciation of investments. As of June 30, 2026, BXINFRA U.S. had Total Liabilities of $141.1 million, an increase of $40.6 million, compared to $100.5 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $20.7 million in Servicing Fees Payable, which was primarily driven by an increase in Transactional Net Asset Value.
The Feeder
As of June 30, 2026, the Feeder had $0.1 million in Cash and Cash Equivalents, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term.
As of June 30, 2026, the Feeder had Total Assets of $1.5 billion, an increase of $0.5 billion, compared to $1.0 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $0.5 billion in Investment in BXINFRA U.S. at Fair Value. As of June 30, 2026, the Feeder had Total Liabilities of $61.6 million, an increase of $20.0 million, compared to $41.6 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $9.9 million in Servicing Fees Payable which was primarily driven by an increase in subscriptions in the Feeder and an increase in Transactional Net Asset Value.
Transactional Net Asset Value
The Registrants calculate their Transactional NAV per Unit in accordance with valuation policies and procedures that have been approved by the BXINFRA U.S. Board of Directors. Transactional NAV is the price at which the Registrants sell and redeem their Units and serves as a basis for certain fees incurred by BXINFRA. The Sponsor also evaluates changes to the Registrants’ Transactional NAV to monitor fund performance. The Registrants’ Transactional NAV is based on the month-end values of their respective investments and other assets and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the valuation policies and procedures that have been approved by the BXINFRA U.S. Board of Directors. Organizational and offering expenses advanced on BXINFRA’s behalf by the Investment Manager are recognized as a reduction to the Registrants’ Transactional NAV ratably over 60 months beginning on January 1, 2026, and unitholder servicing fees, as applicable, are recognized as a reduction to the Registrants’ Transactional NAV on a monthly basis as such fees are accrued. Certain contingent tax liabilities may not be recognized as a reduction to the Registrants’ Transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment. The Registrants believe that the presentation of

Transactional NAV is useful to investors because it is the basis for subscriptions, redemptions and certain key fees and expenses incurred by BXINFRA and it enables investors to evaluate the change in value of their investment.

June 30, 2026
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$5,319,555
Cash and Cash Equivalents	531
Other Assets	49,000
Accrued Unitholder Servicing Fees (b)	(2,310)
Other Liabilities	(51,194)
Transactional Net Asset Value	$5,315,582

June 30, 2026
(Dollars in Thousands)
Components of the Feeder's Transactional Net Asset Value
Investment in BXINFRA U.S. (c)	$1,490,407
Cash and Cash Equivalents	12
Other Assets	12,173
Accrued Unitholder Servicing Fees (b)	(952)
Tax Liabilities	(11,320)
Other Liabilities	(12,739)
Transactional Net Asset Value	$1,477,581
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
(c)For the Feeder’s Transactional NAV, Investment in BXINFRA U.S. includes organizational and offering expenses paid by the Investment Manager in the month BXINFRA U.S. reimburses the Investment Manager. Investment in BXINFRA U.S. is driven by BXINFRA U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	June 30, 2026
	Transactional NAV per Unit	Number of Units

Blackstone Infrastructure Strategies L.P.
Class I
Series I	$29.99	117,372,541
Series II (a)	$—	—
Series III (a)	$—	—
Class S	$29.60	54,252,335
Class D	$29.87	6,341,263
		177,966,139
Blackstone Infrastructure Strategies (TE) L.P.
Class I
Series I-TE	$29.60	24,584,913
Series II-TE (b)	$—	—
Series III-TE (b)	$—	—
Class S-TE	$29.21	19,257,518
Class D-TE	$—	—
Class I-TE-ACC	$30.19	2,153,055
Class S-TE-ACC	$29.85	4,099,766
Class-D-TE-ACC	$—	—
		50,095,252
____________________
(a)The initial Transactional NAV per Unit for BXINFRA U.S.’s Class I-Series II Units and Class I-Series III Units will be equal to the Transactional NAV per Unit for BXINFRA U.S.’s Class I-Series I Units at the time of initial sale.
(b)The initial Transactional NAV per Unit for the Feeder’s Class I-Series II-TE Units and Class I-Series III-TE Units will be equal to the Transactional NAV per Unit for the Feeder’s Class I-Series I-TE Units at the time of initial sale.

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value.

June 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$5,224,553
Adjustments
Organizational and Offering Expenses (a)	3,408
Servicing Fee (b)	87,621
Transactional Net Asset Value	$5,315,582

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

June 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$1,440,107
Adjustments
Organizational and Offering Expenses (a)	906
Servicing Fee (b)	36,568
Transactional Net Asset Value	$1,477,581
____________________
(a)Represents an adjustment to the Investment in the Aggregator or BXINFRA U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2026.
(b)Represents an adjustment to reflect unitholder servicing fees on Class S and Class D Units, as applicable, as they are accrued on a monthly basis.
The following table presents BXINFRA’s Transactional Net Asset Value, without duplication.

June 30, 2026
(Dollars in Thousands)
Components of BXINFRA's Transactional Net Asset Value
Feeder's Transactional Net Asset Value	$1,477,581
BXINFRA U.S.'s Transactional Net Asset Value	5,315,582
Aggregate Parallel Funds' Transactional Net Asset Value	306,566
Feeder's Investment in BXINFRA U.S. (a)	(1,490,407)
BXINFRA Transactional Net Asset Value	$5,609,322
____________________
(a)Represents an adjustment to remove the portion of BXINFRA U.S.’s Transactional NAV attributable to the Feeder’s Investment in BXINFRA U.S.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026 and BXINFRA U.S.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXINFRA U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in “Part I. Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.

Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of June 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	June 30, 2026
	Feeder	BXINFRA U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value of Investments	$(130,837)	$(458,923)	$(485,673)
_________________
(a)The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of June 30, 2026 as compared to December 31, 2025. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025 and “Item 2. Financial Information. Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Each Registrant maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Registrants, as applicable, in reports that the Registrants, as applicable, file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Registrants’ management, including the Chief Executive Officer and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, the Registrants’ management, as applicable, necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
The Registrants’ management, including the Chief Executive Officer and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrants’ disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of each of the Registrants, have concluded that, as of the end of the period covered by this report, each of the Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrants’ management, including the Chief Executive Officer and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No change in each of the Registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Part II.    Other Information
Item 1. Legal Proceedings
The Registrants are not currently subject to any pending material legal proceedings. From time to time, the Registrants may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrants’ rights under contracts with our portfolio companies. The Registrants may also be subject to regulatory proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties for BXINFRA U.S., see the information under the heading “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025 and in its subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the SEC’s website at www.sec.gov and on our website at www.bxinfra.com. For a discussion of the potential risks and uncertainties for the Feeder, see the information under the heading “Risk Factors” in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors discussed in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025 and Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026. The risks described in BXINFRA U.S.’s Annual Report on Form 10-K and in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended June 30, 2026:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
BXINFRA U.S.
April 15th - May 14th, 2026	356,059	$28.46	356,059	$—
Feeder
April 15th - May 14th, 2026	45,005	$28.05	45,005	$—
____________________________________________
(a) Redemptions were effective as of April 1, 2026.
(b) Average Price Paid per Unit reflects the 5% early redemption deduction, as applicable.
(c) All redemption requests were satisfied in full.
For additional information on the Unit Redemption Plan, including a breakdown by class, or series of a class, see Note 4. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder and Note 5. “Net Assets — Unit Redemption Plan” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. in Part I. Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
Blackstone Infrastructure Strategies L.P.
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

3.3
Amendment No. 1 to the Blackstone Infrastructure Strategies L.P. Third Amended and Restated Limited Partnership Agreement, dated as of May 12, 2026 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 12, 2026).

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
Blackstone Infrastructure Strategies (TE) L.P.
3.4
Certificate of Limited Partnership of Blackstone Infrastructure Strategies (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 23, 2026).

3.5
Blackstone Infrastructure Strategies (TE) L.P. Third Amended and Restated Limited Partnership Agreement, dated as of March 6, 2026 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 filed with the SEC on June 23, 2026).

31.3*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).
31.4*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).
32.3**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
All Registrants
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 10, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Gregory Blank
	Name:	Gregory Blank
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2026	Blackstone Infrastructure Strategies (TE) L.P.
/s/ Gregory Blank
	Name:	Gregory Blank
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	Blackstone Infrastructure Strategies (TE) L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)