Form 10-Q
period 2026-09-30
Blackstone Infrastructure Strategies L.P.; Blackstone Infrastructure Strategies (TE) L.P.
filed 2026-11-10
CIK 2030772, 2050229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
As of October 31, 2026, Blackstone Infrastructure Strategies L.P. had the following limited partnership units outstanding: 146,112,666 Class I-Series I Units, 1,007,581 Class I-Series II Units, 0 Class I-Series III Units, 62,709,649 Class S Units and 6,735,571 Class D Units.
As of October 31, 2026, Blackstone Infrastructure Strategies (TE) L.P. had the following limited partnership units outstanding: 29,480,049 Class I-Series I-TE Units, 0 Class I-Series II-TE Units, 0 Class I-Series III-TE Units, 22,581,026 Class S-TE Units, 0 Class D-TE Units, 4,038,526 Class I-TE-ACC Units, 5,121,935 Class S-TE-ACC Units, and 0 Class D-TE-ACC Units.
This combined Form 10-Q is separately filed by Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Strategies (TE) L.P. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

Item 5.	Other Information	103
Item 6.	Exhibits	104
Signatures		106

Explanatory Note
This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2026, of Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”) and Blackstone Infrastructure Strategies (TE) L.P. (together with its consolidated subsidiary, the “Feeder”) (each, a “Registrant” and collectively, the “Registrants”).
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
The term “Parallel Fund” refers to one or more parallel vehicles established by, or at the direction of, the Sponsor (as defined below) to invest alongside BXINFRA U.S., but excluding BXINFRA Lux (as determined in the Investment Manager’s discretion). Parallel Funds may be established to allow certain investors with particular legal, tax, regulatory, compliance, structuring or certain other operational requirements to participate in the Aggregator. Parallel Funds may not have investment objectives and/or strategies that are identical to the investment objectives and strategies of BXINFRA U.S. or the Feeder. One or more such Parallel Funds invest directly, or indirectly through one or more Intermediate Entities, in the Aggregator alongside BXINFRA U.S.
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
The term “Units” refers to limited partnership units of BXINFRA U.S. and the Feeder, as context requires. There are five classes, or series of classes, of Units outstanding at BXINFRA U.S.: Class I-Series I (“Class I-Series I” or the “Class I-Series I Units”), Class I-Series II (“Class I-Series II” or the “Class I-Series II Units”), Class I-Series III (“Class I-Series III” or the “Class I-Series III Units”), Class S (“Class S” or the “Class S Units”) and Class D (“Class D” or the “Class D Units”) and eight classes, or series of classes, of Units outstanding at the Feeder: Class I-Series I-TE (“Class I-Series I-TE” or the “Class I-Series I-TE Units”), Class I-Series II-TE (“Class I-Series II-TE” or the “Class I-Series II-TE Units”), Class I-Series III-TE (“Class I-Series III-TE” or the “Class I-Series III-TE Units”), Class S-TE (“Class S-TE” or the “Class S-TE Units”), Class D-TE (“Class D-TE” or the “Class D-TE Units”), Class I-TE-ACC (“Class I-TE-ACC” or the “Class I-TE-ACC Units”), Class S-TE-ACC (“Class S-TE-ACC” or the “Class S-TE-ACC Units”) and Class D-TE-ACC (“Class D-TE-ACC” or the “Class D-TE-ACC Units”).
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

Part I. Financial Information

Item 1. Financial Statements

Blackstone Infrastructure Strategies (TE) L.P.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in BXINFRA U.S. at Fair Value (Cost $1,548,148 as of September 30, 2026; $944,504 as of December 31, 2025)	$1,796,699	$1,007,719
Cash and Cash Equivalents	591	310
Dividend Receivable	13,110	8,027
Redemptions Receivable	807	—
Due from Affiliates	600	—
Other Assets	43	—
Total Assets	$1,811,850	$1,016,056
Liabilities and Net Assets
Accounts Payable and Accrued Expenses	$297	$150
Distributions Payable	11,262	7,277
Servicing Fees Payable	43,208	27,587
Due to Affiliates	3,922	140
Redemptions Payable	746	—
Deferred Tax Liabilities	12,776	6,149
Taxes Payable	576	286
Total Liabilities	72,787	41,589
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I-TE Units, unlimited Units authorized (27,960,346 Units issued and outstanding as of September 30, 2026 and 18,513,309 Units issued and outstanding as of December 31, 2025) (a)	863,955	505,064
Limited Partnership Unit — Class I-Series II-TE Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class I-Series III-TE Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S-TE Units, unlimited Units authorized (21,715,564 Units issued and outstanding as of September 30, 2026 and 14,881,324 Units issued and outstanding as of December 31, 2025)	627,231	379,473
Limited Partnership Unit — Class D-TE Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and no Units issued and outstanding as of December 31, 2025)	—	—
Limited Partnership Unit — Class I-TE-ACC Units, unlimited Units authorized (3,220,869 Units issued and outstanding as of September 30, 2026 and 1,030,909 Units issued and outstanding as of December 31, 2025)	102,314	28,276
Limited Partnership Unit — Class S-TE-ACC Units, unlimited Units authorized (4,917,244 Units issued and outstanding as of September 30, 2026 and 2,409,863 Units issued and outstanding as of December 31, 2025)	145,563	61,654
Limited Partnership Unit — Class D-TE-ACC Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026 and no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	1,739,063	974,467
Total Liabilities and Net Assets	$1,811,850	$1,016,056
____________________

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

(a)On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I Units, Class I-Series II-TE Units and Class I-Series III-TE Units.
See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Dividend Income	$13,113	$5,527	$33,500	$11,159
Total Income	13,113	5,527	33,500	11,159
Expenses
Professional Fees	236	35	398	110
Total Expenses	236	35	398	110
Net Investment Income (Loss) Before Provision for Taxes	12,877	5,492	33,102	11,049
Provision for (Benefit of) Taxes	4,670	2,643	9,869	4,011
Net Investment Income (Loss)	8,207	2,849	23,233	7,038
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	78,004	17,082	185,338	29,163
Net Increase in Net Assets Resulting from Operations	$86,211	$19,931	$208,571	$36,201

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I Units (a)
	Series I-TE Units	Series II-TE Units	Series III-TE Units	Class S- TE Units	Class D- TE Units	Class I- TE-ACC Units	Class S- TE-ACC Units	Class D- TE-ACC Units	Total Net Assets
Balance at June 30, 2026	$727,164	$—	$—	$532,638	$—	$64,994	$115,311	$—	$1,440,107
Proceeds from Units Issued	94,588	—	—	72,954	—	31,933	24,777	—	224,252
Net Investment Income (Loss)	3,959	—	—	3,042	—	499	707	—	8,207
Distribution Reinvested	4,073	—	—	3,629	—	—	—	—	7,702
Distributions	(6,340)	—	—	(4,928)	—	—	—	—	(11,268)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	38,200	—	—	29,173	—	3,964	6,667	—	78,004
Servicing Fees	—	—	—	(5,358)	—	—	(1,800)	—	(7,158)
Conversion of Units Between Classes or Series	2,311	—	—	(3,136)	—	924	(99)	—	—
Redemption of Units	—	—	—	(783)	—	—	—	—	(783)
Balance at September 30, 2026	$863,955	$—	$—	$627,231	$—	$102,314	$145,563	$—	$1,739,063

Balance at June 30, 2025	$258,845	$—	$—	$244,223	$—	$5,778	$15,361	$—	$524,207
Proceeds from Units Issued	81,033	—	—	57,242	—	11,450	22,089	—	171,814
Net Investment Income (Loss)	1,333	—	—	1,250	—	96	170	—	2,849
Distribution Reinvested	1,472	—	—	1,788	—	—	—	—	3,260
Distributions	(2,607)	—	—	(2,464)	—	—	—	—	(5,071)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	8,243	—	—	7,670	—	340	829	—	17,082
Servicing Fees	—	—	—	(3,889)	—	—	(1,514)	—	(5,403)
Conversion of Units Between Classes or Series	(2,452)	—	—	(341)	—	2,559	234	—	—
Redemption of Units	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	$345,867	$—	$—	$305,479	$—	$20,223	$37,169	$—	$708,738

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I Units (a)
	Series I-TE Units	Series II-TE Units	Series III-TE Units	Class S- TE Units	Class D- TE Units	Class I- TE-ACC Units	Class S- TE-ACC Units	Class D- TE-ACC Units	Total Net Assets
Balance at December 31, 2025	$505,064	$—	$—	$379,473	$—	$28,276	$61,654	$—	$974,467
Proceeds from Units Issued	263,342	—	—	189,977	—	60,258	72,739	—	586,316
Net Investment Income (Loss)	11,344	—	—	8,825	—	1,147	1,917	—	23,233
Distribution Reinvested	10,766	—	—	9,747	—	—	—	—	20,513
Distributions	(16,343)	—	—	(12,884)	—	—	—	—	(29,227)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	91,364	—	—	71,276	—	7,902	14,796	—	185,338
Servicing Fees	—	—	—	(14,032)	—	—	(5,282)	—	(19,314)
Conversion of Units Between Classes or Series	(982)	—	—	(3,762)	—	4,731	13	—	—
Redemption of Units	(600)	—	—	(1,389)	—	—	(274)	—	(2,263)
Balance at September 30, 2026	$863,955	$—	$—	$627,231	$—	$102,314	$145,563	$—	$1,739,063
					—
Balance at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from Units Issued	335,613	—	—	318,630	—	15,470	32,433	—	702,146
Net Investment Income (Loss)	3,345	—	—	3,293	—	131	269	—	7,038
Distribution Reinvested	1,981	—	—	2,431	—	—	—	—	4,412
Distributions	(5,311)	—	—	(5,202)	—	—	—	—	(10,513)
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	14,402	—	—	13,418	—	378	965	—	29,163
Servicing Fees	—	—	—	(20,776)	—	—	(2,603)	—	(23,379)
Conversion of Units Between Classes or Series	(4,163)	—	—	(6,315)	—	4,244	6,234	—	—
Redemption of Units	—	—	—	—	—	—	(129)	—	(129)
Balance at September 30, 2025	$345,867	$—	$—	$305,479	$—	$20,223	$37,169	$—	$708,738
____________________
(a)On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I Units, Class I-Series II-TE Units and Class I-Series III-TE Units.
See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$208,571	$36,201
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in BXINFRA U.S.	(185,338)	(29,163)
Investment in BXINFRA U.S.	(605,955)	(705,350)
Proceeds from Investment in BXINFRA U.S.	1,505	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(5,083)	(5,527)
Accounts Payable and Accrued Expenses	147	113
Other Assets	(43)	—
Due to Affiliates	3,713	67
Due from Affiliates	(600)	—
Deferred Tax Liabilities	6,627	3,855
Taxes Payable	290	87
Net Cash Provided by (Used in) Operating Activities	(576,166)	(699,717)
Financing Activities
Proceeds from Issuance of Units	586,316	702,146
Payments for Servicing Fees	(3,692)	(1,105)
Distributions Paid in Cash	(4,729)	(1,030)
Redemption of Units	(1,448)	(129)
Net Cash Provided by (Used in) Financing Activities	576,447	699,882
Cash and Cash Equivalents
Net Increase (Decrease)	281	165
Beginning of Period	310	—
End of Period	$591	$165
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$2,972	$69
Supplemental Disclosure of Non-Cash Financing Activities
Accrued Servicing Fees	$19,314	$21,169
Distribution Reinvested	$20,513	$4,412
Distribution Payable	$11,262	$5,071
Redemptions Payable, Net of Early Redemption Deduction	$746	$—
Early Redemption Deduction Payable to BXINFRA U.S.	$69	$—

See notes to condensed consolidated financial statements.

Blackstone Infrastructure Strategies (TE) L.P.
Condensed Consolidated Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Infrastructure Strategies L.P. (57,238,858 Units) (a)	Investee Fund	Various	Various	$1,796,699	103.3%
Total Investments (Cost $1,548,148)				$1,796,699	103.3%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
Blackstone Infrastructure Strategies L.P. (36,589,410 Units) (a)	Investee Fund	Various	Various	$1,007,719	103.4%
Total Investments (Cost $944,504)				$1,007,719	103.4%
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
The Feeder invests all or substantially all of its assets through its investment in Blackstone Infrastructure Strategies L.P. (“BXINFRA U.S.”). BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Feeder has the same investment objective as BXINFRA U.S. The Feeder was established to allow certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXINFRA U.S. in a more tax-efficient manner. The condensed financial statements of BXINFRA U.S. and the condensed consolidated financial statements of the Aggregator are an integral part of the Feeder’s condensed consolidated financial statements and are included following these condensed consolidated financial statements.
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
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objective by investing primarily in infrastructure equity, secondaries and credit strategies (collectively, “Infrastructure Investments”) leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. The Feeder may, at times, have bank balances in excess of federally insured amounts; however, the Feeder deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.

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
Uncertain Tax Positions
The Feeder recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Feeder reevaluates its tax positions each period in which new information becomes available. The Feeder’s policy is to recognize tax-related interest and penalties, if applicable, as a component of Provision for (Benefit of) Taxes on the Condensed Consolidated Statements of Operations.
Distributions
The Feeder may declare quarterly distributions to its unitholders. Distributions to unitholders are recognized on the record date of the distribution. All distributions will be declared at the discretion of the General Partner considering factors such as earnings, cash flow, capital needs, taxes and general financial condition, and other such factors as the General Partner may deem relevant from time to time. Although the gross distribution per Unit is equivalent for each class, or series of a class, the net distribution for each class, or series of a class, of Units may be reduced for any class- or series-specific fees and expenses, if any. Distributions to accumulating classes of Units are not recognized as distributions and do not impact such classes’ capital presented in the Condensed Consolidated Statements of Changes in Net Assets.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The Feeder has adopted a distribution reinvestment plan (“DRIP”) pursuant to which unitholders will have their cash distributions automatically reinvested in additional units of the Feeder’s same class or series of class of Units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized in net assets on the first calendar day following the record date of a distribution.
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
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Feeder’s annual period ending December 31, 2026. The Feeder does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for the Feeder’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Feeder is evaluating the potential impacts on fair value measurement and disclosures, as well as the timing of adoption.
3. Investment in BXINFRA U.S.
The Feeder recognizes dividend income on the record date of distributions from BXINFRA U.S., if any. The Feeder has an interest of 28.4% and 28.9% in BXINFRA U.S. as of September 30, 2026 and December 31, 2025, respectively. The Feeder’s indirect interest in the Aggregator may result in the Feeder indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Feeder. For a listing of investments that may proportionally exceed 5% of the Feeder’s net assets, refer to the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Net Assets
The Feeder, at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
Through March 5, 2026, the Feeder offered six classes of limited partnership Units: Class I-TE, Class S-TE, Class D-TE, Class I-TE-ACC, Class S-TE-ACC and Class D-TE-ACC Units. On March 6, 2026, the Feeder redesignated existing Class I-TE Units as Class I-Series I-TE Units and designated two new series of Class I Units, Class I-Series II-TE Units and Class I-Series III-TE Units. As of September 30, 2026, the Feeder offers eight classes, or series of classes, of limited partnership Units: Class I-Series I-TE, Class I-Series II-TE, Class I-Series III-TE, Class S-TE, Class D-TE, Class I-TE-ACC, Class S-TE-ACC and Class D-TE-ACC Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The term “Transactional NAV” refers to the price at which transactions in the Feeder’s Units are made, calculated in accordance with a valuation policy that has been approved by the BXINFRA U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before the Feeder determined its first Transactional NAV, the initial subscription price for Class I-Series I-TE, Class S-TE, Class I-TE-ACC and Class S-TE-ACC Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in the Feeder and not reflected in the Feeder’s Transactional NAV. The initial Transactional NAV for Class I-Series II-TE Units and Class I-Series III-TE Units will be equal to the Transactional NAV per Unit for Class I-Series I-TE Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
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
The following tables present transactions in the Units during the periods:

	Class I
	Series I-TE Units	Class S-TE Units	Class I-TE-ACC Units	Class S-TE-ACC Units	Total
Units Outstanding as of June 30, 2026	24,584,913	19,257,518	2,153,054	4,099,766	50,095,251
Units Issued	3,160,840	2,465,284	1,037,799	820,732	7,484,655
Distribution Reinvested	137,639	124,219	—	—	261,858
Conversion of Units Between Classes or Series	76,954	(105,757)	30,016	(3,254)	(2,041)
Redemption of Units	—	(25,700)	—	—	(25,700)
Units Outstanding as of September 30, 2026	27,960,346	21,715,564	3,220,869	4,917,244	57,814,023

Units Outstanding as of June 30, 2025	10,041,484	10,139,171	226,327	645,132	21,052,114
Units Issued	3,123,384	2,211,635	444,455	862,672	6,642,146
Distribution Reinvested	57,054	69,585	—	—	126,639
Conversion of Units Between Classes or Series	(93,530)	(13,157)	98,621	9,153	1,087
Units Outstanding as of September 30, 2025	13,128,392	12,407,234	769,403	1,516,957	27,821,986

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I-TE Units	Class S-TE Units	Class I-TE-ACC Units	Class S-TE-ACC Units	Total
Units Outstanding as of December 31, 2025	18,513,309	14,881,324	1,030,909	2,409,863	36,835,405
Units Issued	9,116,008	6,662,462	2,023,084	2,516,615	20,318,169
Distribution Reinvested	378,670	346,695	—	—	725,365
Conversion of Units Between Classes or Series	(26,357)	(127,486)	166,876	756	13,789
Redemption of Units	(21,284)	(47,431)	—	(9,990)	(78,705)
Units Outstanding as of September 30, 2026	27,960,346	21,715,564	3,220,869	4,917,244	57,814,023

Units Outstanding as of December 31, 2024	—	—	—	—	—
Units Issued	13,204,289	12,538,655	603,650	1,273,930	27,620,524
Distribution Reinvested	76,857	94,668	—	—	171,525
Conversion of Units Between Classes or Series	(152,754)	(226,089)	165,753	248,181	35,091
Redemption of Units	—	—	—	(5,154)	(5,154)
Units Outstanding as of September 30, 2025	13,128,392	12,407,234	769,403	1,516,957	27,821,986
Unit Redemption Plan
In accordance with the terms of the Feeder Partnership Agreement (as defined in Note 5. “Related Party Transactions”), unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan (as defined below) under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied at the Feeder’s Transactional NAV per Unit as of the date specified in the Unit Redemption Plan by redeeming the same number of units in BXINFRA U.S.
In accordance with the terms of the BXINFRA U.S. third amended and restated limited partnership agreement (the “BXINFRA U.S. Partnership Agreement”), BXINFRA U.S. expects to periodically redeem up to 3% of its units outstanding per quarter (the “Unit Redemption Plan”). Under the Unit Redemption Plan, to the extent BXINFRA U.S. redeems units in any particular quarter, BXINFRA U.S. expects to use a purchase price equal to the Transactional NAV per unit as of the date specified in the Unit Redemption Plan. Any redemption requests of BXINFRA U.S. units that have been outstanding for less than two years will be subject to an early redemption deduction equal to 5% of the value of such Transactional NAV of the units being redeemed, subject to certain exceptions in the General Partner’s sole discretion (the “Early Redemption Deduction”). Any Early Redemption Deduction will be retained by BXINFRA U.S. for the benefit of all investors. Certain unitholders have agreed to certain additional restrictions, including a minimum holding period and certain redemption limitations in addition to the quarterly limitation described above.
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
BXINFRA U.S. accepted its first redemptions pursuant to the Unit Redemption Plan on April 15, 2025. During the three and nine months ended September 30, 2026, 25,700 Units and 78,705 Units were redeemed for an aggregate value

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

of $0.8 million and $2.3 million, respectively. During the nine months ended September 30, 2025, 5,154 Units were redeemed for an aggregate value of $0.1 million. No Units were requested for redemption during the three months ended September 30, 2025.
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
The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2026 for each applicable class of Units. No Class I-Series II-TE Units, Class I-Series III-TE Units or Class D-TE Units have been issued by the Feeder since inception.

			Class I Units
Declaration Date	Record Date (b)	Payment Date	Series I-TE Units	Class S-TE Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2174	$0.2174
July 23, 2026	June 30, 2026	August 3, 2026	0.2173	0.2173
October 22, 2026	September 30, 2026	November 3, 2026	0.2266	0.2266
			$0.6613	$0.6613
The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2025 for each applicable class of Units.

			Class I Units
Declaration Date	Record Date	Payment Date	Series I-TE Units	Class S-TE Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0958	$0.0958
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.1992	0.1992
October 22, 2025	September 30, 2025 (b)	November 3, 2025	0.1986	0.1986
			$0.4936	$0.4936
____________________
(a)To unitholders of record immediately following the close of business.
(b)To unitholders of record as of the open of business.

Distribution Reinvestment Plan
The Feeder has adopted an “opt out” DRIP for unitholders. In the event of a declared cash distribution on Class S-TE, Class D-TE, Class I-Series I-TE, Class I-Series II-TE and Class I-Series III-TE, each unitholder that has not “opted out” of the DRIP will have their distributions automatically reinvested in additional Units, rather than receive cash distributions. Units issued pursuant to the DRIP shall be issued at the most recently available Transactional NAV per Unit for such Unit. Distributions on fractional Units will be credited to each participating unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in the DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units. Unitholders will not pay subscription fees when receiving Units under the DRIP.
For the three months ended September 30, 2026, $4.1 million and $3.6 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the nine months ended September 30, 2026, $10.8 million and $9.7 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the three and nine months ended September 30, 2026, cash retained by the Feeder as a result of the DRIP was reinvested to issue 302,125 and 822,852 units of BXINFRA U.S., respectively. No distributions were reinvested in Class I-Series II-TE, Class I-Series III-TE or Class D-TE for the three and nine months ended September 30, 2026.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

For the three months ended September 30, 2025, $1.5 million and $1.8 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the nine months ended September 30, 2025, $2.0 million and $2.4 million of distributions were reinvested in Class I-Series I-TE and Class S-TE, respectively. For the three and nine months ended September 30, 2025, cash retained by the Feeder as a result of the DRIP was reinvested to issue 132,675 and 178,107 units of BXINFRA U.S., respectively. No distributions were reinvested in Class I-Series II-TE, Class I-Series III-TE or Class D-TE for the three and nine months ended September 30, 2025.
5. Related Party Transactions
Partnership Agreement
The Feeder has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “Feeder Partnership Agreement”) with the General Partner on March 6, 2026. Under the terms of the Feeder Partnership Agreement, overall responsibility for the Feeder’s oversight rests with the General Partner, subject to certain oversight rights held by the Boards of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXINFRA. Investors in the Feeder, BXINFRA U.S. and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at the Feeder, BXINFRA U.S. or Parallel Funds. Investors in the Feeder will indirectly bear a portion of the Performance Participation Allocation payable by BXINFRA, but such expenses will not be duplicated at the Feeder level. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. in the Condensed Consolidated Statements of Operations. Refer to BXINFRA U.S.’s condensed financial statements for more information regarding the Performance Participation Allocation.
For the three and nine months ended September 30, 2026, the Feeder was allocated $13.2 million and $31.6 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2025, the Feeder was allocated $3.3 million and $6.1 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, the Feeder was allocated $5.4 million and $13.5 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, the Feeder was allocated $2.1 million and $4.8 million, respectively, of which $2.6 million was

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

waived by the Investment Manager for the nine months ended September 30, 2025. No management fee was waived for the three months ended September 30, 2025.
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
For the three and nine months ended September 30, 2026, the Feeder was allocated $0.6 million and $1.5 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, the Feeder was allocated $0.2 million and $0.4 million, respectively, of the Administration Fee recognized by the Aggregator.
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
The Feeder accrues the cost of the unitholder servicing fees, as applicable, for the estimated life of the Units, as applicable, as a distribution cost at the time Class S-TE Units, Class S-TE-ACC Units, Class D-TE Units and Class D-TE-ACC Units are sold. During the three and nine months ended September 30, 2026, the Feeder paid $1.5 million and $3.7 million, respectively, of unitholder servicing fees. During the three and nine months ended September 30, 2025, the Feeder paid $0.6 million and $1.1 million, respectively, of unitholder servicing fees.
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
Contingencies
The Feeder may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Feeder was not subject to any material litigation nor was the Feeder aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Feeder enters into contracts that contain a variety of indemnification arrangements. The Feeder’s exposure under these arrangements, if any, cannot be quantified. However, the Feeder has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
7. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, the Feeder is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Feeder files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Feeder is subject to examination by various taxing authorities.
8. Financial Highlights
The following financial highlights are calculated for the unitholders of the Feeder as a whole. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series II-TE Units, Class I-Series III-TE Units, Class D-TE Units or Class D-TE-ACC Units have been issued by the Feeder since inception.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I-TE Units (b)	Class S-TE Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.28	$25.50
Proceeds from Units Issued	—	—
Net Investment Income (Loss)	0.92	0.91
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	3.35	3.32
Net Increase in Net Assets Resulting from Investment Operations	4.28	4.23
Distributions	(0.66)	(0.66)
Servicing Fees	—	(0.19)
Net Increase in Net Assets	3.62	3.38
Net Asset Value, End of Period	$30.90	$28.88
Units Outstanding, End of Period	27,960,346	21,715,564
Total Return Based on Net Asset Value (c)	15.69%	15.86%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.03%	0.03%
Net Investment Income (Loss)	1.83%	1.86%

	Nine Months Ended September 30, 2026 (a)
	Class I-TE-ACC Units	Class S-TE-ACC Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.43	$25.58
Proceeds from Units Issued	—	—
Net Investment Income (Loss)	0.93	0.92
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	3.40	3.37
Net Increase in Net Assets Resulting from Investment Operations	4.34	4.29
Servicing Fees	—	(0.27)
Net Increase in Net Assets	4.34	4.02
Net Asset Value, End of Period	$31.77	$29.60
Units Outstanding, End of Period	3,220,869	4,917,244
Total Return Based on Net Asset Value (c)	15.81%	15.71%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.03%	0.03%
Net Investment Income (Loss)	2.16%	1.95%

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025 (a)
	Class I
	Series I-TE Units (b)	Class S-TE Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—
Proceeds from Units Issued	25.00	25.00
Net Investment Income (Loss)	0.92	0.92
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	0.92	0.91
Net Increase in Net Assets Resulting from Investment Operations	1.84	1.83
Distributions	(0.49)	(0.49)
Servicing Fees	—	(1.72)
Net Increase (Decrease) in Net Assets	1.34	(0.38)
Net Asset Value, End of Period	$26.34	$24.62
Units Outstanding, End of Period	13,128,392	12,407,234
Total Return Based on Net Asset Value (c)	5.38%	-1.52%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.03%	0.03%
Net Investment Income (Loss)	1.66%	1.70%

	Nine Months Ended September 30, 2025 (a)
	Class I-TE-ACC Units	Class S-TE-ACC Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—
Proceeds from Units Issued	25.00	25.00
Net Investment Income (Loss)	0.72	0.76
Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.	0.56	0.52
Net Increase in Net Assets Resulting from Investment Operations	1.28	1.28
Servicing Fees	—	(1.78)
Net Increase (Decrease) in Net Assets	1.28	(0.50)
Net Asset Value, End of Period	$26.28	$24.50
Units Outstanding, End of Period	769,403	1,516,957
Total Return Based on Net Asset Value (c)	5.14%	-1.99%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Total Expenses (d)	0.02%	0.02%
Net Investment Income (Loss)	2.75%	2.17%
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
(d)Expense ratio includes Professional Fees.

Blackstone Infrastructure Strategies (TE) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

9. Subsequent Events
Except as noted below, there have been no events since September 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.
On October 22, 2026, the Feeder redesignated existing series of Units and designated additional series of Units. As of November 10, 2026, the Feeder offers fifteen classes, or series of classes, of limited partnership Units: Class I-Series I-TE Units, Class I-Series II-TE Units, Class I-Series III-TE Units, Class I-Series IV-TE Units, Class I-Series E-TE Units, Class S-Series I-TE Units, Class S-Series E-TE Units, Class D-Series I-TE Units, Class D-Series E-TE Units, Class I-Series I-TE-ACC Units, Class I-Series E-TE-ACC Units, Class S-Series I-TE-ACC Units, Class S-Series E-TE-ACC Units, Class D-Series I-TE-ACC Units and Class D-Series E-TE-ACC Units. Redesignations did not result in any adjustments to the condensed consolidated financial statements.

Blackstone Infrastructure Strategies L.P.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investment in the Aggregator at Fair Value (Cost $5,529,843 as of September 30, 2026; $3,324,540 as of December 31, 2025)	$6,421,142	$3,555,635
Cash and Cash Equivalents	1,216	1,063
Redemptions Receivable	5,580	644
Dividend Receivable	47,047	28,393
Due from Affiliates	929	—
Deferred Assets	42	—
Total Assets	$6,475,956	$3,585,735
Liabilities and Net Assets
Due to Affiliates	$873	$138
Accounts Payable, Accrued Expenses and Other Liabilities	1,009	2,177
Distributions Payable	47,071	28,388
Redemptions Payable	5,357	617
Servicing Fees Payable	100,516	69,167
Total Liabilities	154,826	100,487
Commitments and Contingencies
Net Assets
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (137,502,712 Units issued and outstanding as of September 30, 2026; 83,138,103 Units issued and outstanding as of December 31, 2025) (a)	4,316,290	2,289,703
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (1,000,293 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	31,430	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025) (a)	—	—
Limited Partnership Unit — Class S Units, unlimited Units authorized (60,245,939 Units issued and outstanding as of September 30, 2026; 41,962,043 Units issued and outstanding as of December 31, 2025)	1,767,354	1,080,003
Limited Partnership Unit — Class D Units, unlimited Units authorized (6,690,323 Units issued and outstanding as of September 30, 2026; 4,271,682 Units issued and outstanding as of December 31, 2025)	205,806	115,292
General Partner Interest	250	250
Total Net Assets	6,321,130	3,485,248
Total Liabilities and Net Assets	$6,475,956	$3,585,735
___________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Dividend Income	$47,078	$20,617	$119,810	$42,197
Total Income	47,078	20,617	119,810	42,197
Expenses
Professional Fees	309	260	921	652
Directors’ Fees	128	194	383	309
Warehousing Fees	—	3,702	2,397	9,094
Other	15	4	32	12
Total Expenses	452	4,160	3,733	10,067
Warehousing Fees Waived	—	(3,702)	(2,397)	(9,094)
Net Expenses	452	458	1,336	973
Net Investment Income (Loss)	46,626	20,159	118,474	41,224
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	279,047	63,835	660,204	109,338
Net Increase in Net Assets Resulting from Operations	$325,673	$83,994	$778,678	$150,562

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	General Partner Interest	Total Net Assets
Balance at June 30, 2026	$3,518,013	$—	$—	$1,520,075	$186,215	$250	$5,224,553
Proceeds from Units Issued	586,629	30,000	—	191,656	9,189	—	817,474
Net Investment Income (Loss)	31,337	228	—	13,544	1,517	—	46,626
Distribution Reinvested	8,810	—	—	9,828	1,316	—	19,954
Distributions	(31,496)	(229)	—	(13,810)	(1,531)	—	(47,066)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	186,153	1,430	—	82,121	9,343	—	279,047
Servicing Fees	—	—	—	(13,886)	(250)	—	(14,136)
Conversion of Units Between Classes or Series	18,857	—	—	(18,857)	—	—	—
Redemption of Units, Net of Early Redemption Deduction	(2,013)	1	—	(3,317)	7	—	(5,322)
Balance at September 30, 2026	$4,316,290	$31,430	$—	$1,767,354	$205,806	$250	$6,321,130

Balance at June 30, 2025	$1,288,817	$—	$—	$673,373	$52,253	$250	$2,014,693
Proceeds from Units Issued	376,191	—	—	202,186	25,000	—	603,377
Net Investment Income (Loss)	12,594	—	—	6,898	667	—	20,159
Distribution Reinvested	3,232	—	—	4,816	412	—	8,460
Distributions	(12,853)	—	—	(7,079)	(680)	—	(20,612)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	40,229	—	—	21,663	1,943	—	63,835
Servicing Fees	—	—	—	(13,366)	(703)	—	(14,069)
Conversion of Units Between Classes or Series	—	—	—	(9,616)	9,616	—	—
Balance at September 30, 2025	$1,708,210	$—	$—	$878,875	$88,508	$250	$2,675,843

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Class S Units	Class D Units	General Partner Interest		Total Net Assets
Balance at December 31, 2025	$2,289,703	$—	$—	$1,080,003	$115,292	$250		$3,485,248
Proceeds from Units Issued	1,556,438	30,000	—	526,410	69,350	—		2,182,198
Net Investment Income (Loss)	78,636	228	—	35,568	4,042	—		118,474
Distribution Reinvested	21,945	—	—	26,450	3,330	—		51,725
Distributions	(79,183)	(229)	—	(36,271)	(4,085)	—		(119,768)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	436,170	1,430	—	200,588	22,016	—		660,204
Servicing Fees	—	—	—	(38,939)	(1,490)	—		(40,429)
Conversion of Units Between Classes or Series	21,164	—	—	(21,326)	162	—		—
Redemption of Units, Net of Early Redemption Deduction	(8,583)	1	—	(5,129)	(2,811)	—		(16,522)
Balance at September 30, 2026	$4,316,290	$31,430	$—	$1,767,354	$205,806	$250		$6,321,130

Balance at December 31, 2024	$100	$—	$—	$—	$—	$—		$100
Proceeds from Units Issued	1,635,069	—	—	905,532	76,841	250	(b)	2,617,692
Net Investment Income (Loss)	25,691	—	—	14,291	1,242	—		41,224
Distribution Reinvested	4,369	—	—	6,554	591	—		11,514
Distributions	(26,255)	—	—	(14,665)	(1,270)	—		(42,190)
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	68,591	—	—	37,546	3,201	—		109,338
Servicing Fees	—	—	—	(59,924)	(1,713)	—		(61,637)
Conversion of Units Between Classes or Series	771	—	—	(10,387)	9,616	—		—
Redemption of Units, Net of Early Redemption Deduction	(126)	—	—	(72)	—	—		(198)
Balance at September 30, 2025	$1,708,210	$—	$—	$878,875	$88,508	$250		$2,675,843
_________________________
(a)On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units.
(b)The General Partner did not receive any Units for its General Partner Interest contribution to BXINFRA U.S.
See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$778,678	$150,562
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Change in Unrealized (Gain) Loss on Investment in the Aggregator	(660,204)	(109,338)
Investment in the Aggregator	(2,217,633)	(2,625,809)
Proceeds from Investment in the Aggregator	12,376	—
Issuance of Class I-Series I Units for Directors' Fees	355	—
Cash Flows Due to Changes in Operating Assets and Liabilities
Dividend Receivable	(18,654)	(20,617)
Deferred Assets	(42)	—
Due from Affiliates	(860)	(8)
Due to Affiliates	735	—
Accounts Payable, Accrued Expenses and Other Liabilities	(1,168)	881
Net Cash Provided by (Used in) Operating Activities	(2,106,417)	(2,604,329)
Financing Activities
Proceeds from Issuance of Units	2,176,860	2,617,692
Payments for Servicing Fees	(9,081)	(2,990)
Distributions Paid in Cash	(49,360)	(10,064)
Redemption of Units, Net of Early Redemption Deduction	(11,849)	(198)
Proceeds from Line of Credit	10,000	—
Repayment of Line of Credit	(10,000)	—
Net Cash Provided by (Used in) Financing Activities	2,106,570	2,604,440
Cash and Cash Equivalents
Net Increase (Decrease)	153	111
Beginning of Period	1,063	100
End of Period	$1,216	$211
Supplemental Disclosure of Cash Flows Information
Cash Paid for Interest	$2	$—
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—
Accrued Servicing Fees	$40,429	$55,657
Distribution Reinvested	$51,725	$11,514
Distribution Payable	$47,071	$20,612
Redemptions Payable, Net of Early Redemption Deduction	$5,357	$—
Early Redemption Deduction Receivable from the Feeder	$69	$—
Issuance of Class I-Series I Units for Director Fees	$355	$—

See notes to condensed financial statements.

Blackstone Infrastructure Strategies L.P.
Condensed Schedules of Investments (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (204,506,119 Units) (a)	Investee Fund	Various	Various	$6,421,142	101.6%
Total Investments (Cost $5,529,843)				$6,421,142	101.6%

	December 31, 2025
Name of Investment	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments
BXINFRA Aggregator (CYM) L.P. (129,060,376 Units) (a)	Investee Fund	Various	Various	$3,555,635	102.0%
Total Investments (Cost $3,324,540)				$3,555,635	102.0%
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
BXINFRA U.S. invests all or substantially all of its assets through its investment in BXINFRA Aggregator (CYM) L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objective as BXINFRA U.S. The condensed consolidated financial statements of the Aggregator, including the Condensed Consolidated Schedules of Investments, are an integral part of BXINFRA U.S.’s condensed financial statements and are included following these condensed financial statements.
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
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objective by investing primarily in Infrastructure Investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments.
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks and short-term, highly liquid investments with original maturities of three months or less. BXINFRA U.S. may, at times, have bank balances in excess of federally insured amounts; however, BXINFRA U.S. deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
BXINFRA U.S. has adopted a distribution reinvestment plan (“DRIP”) pursuant to which unitholders will have their cash distributions automatically reinvested in additional Units of BXINFRA U.S.’s same class or series of class of Units to which the distribution relates unless they elect to receive their distributions in cash. Distributions that are reinvested are recognized in net assets on the first calendar day following the record date of a distribution. The issuances of Units of BXINFRA U.S. resulting from the DRIP at BXINFRA U.S. are presented within Distribution Reinvested in the Condensed Statements of Changes in Net Assets of BXINFRA U.S.
The Feeder has also adopted a DRIP pursuant to which unitholders will have their cash distributions automatically reinvested in additional units of the Feeder unless they elect to receive their distributions in cash. For unitholders participating in the Feeder’s DRIP, the Feeder will invest the related distributions in additional Units of BXINFRA U.S. The issuances of Units of BXINFRA U.S. resulting from the DRIP at the Feeder are presented within Proceeds from Units Issued in the Condensed Statements of Changes in Net Assets of BXINFRA U.S.

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
Recent Accounting Developments
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for BXINFRA U.S.’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. BXINFRA U.S. is evaluating the potential impacts on fair value measurement and disclosures, as well as the timing of adoption.
3. Investment in the Aggregator
BXINFRA U.S. recognizes dividend income on the record date of distributions from the Aggregator, if any. BXINFRA U.S. has an interest of 94.9% and 93.1% in the Aggregator as of September 30, 2026 and December 31, 2025, respectively. The remaining interest in the Aggregator is held by a Parallel Fund. BXINFRA U.S.’s interest in the Aggregator may result in BXINFRA U.S. indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of BXINFRA U.S. For a listing of investments that may proportionally exceed 5% of BXINFRA U.S.’s net assets, see the Condensed Consolidated Schedules of Investments of the Aggregator.
4. Line of Credit Agreement
On January 2, 2025, BXINFRA U.S. (the “Borrower”) entered into an unsecured, uncommitted line of credit agreement (the “Line of Credit”) with Blackstone Holdings Finance Co. L.L.C. (“Finco”) providing up to a maximum amount of $300.0 million. On November 26, 2025, the term of the Line of Credit was extended to January 2, 2027, subject to one-year extension options requiring Finco approval.
Under the Line of Credit, the interest rate on the unpaid balance of the principal amount of each loan is the then-current borrowing rate offered by a third-party lender, or, if no such rate is available, the applicable Secured Overnight Financing Rate (“SOFR”) plus 3.50%. Each advance under the Line of Credit is repayable on the earliest of (a) the expiration of the Line of Credit, (b) Finco’s demand or (c) the date on which the Investment Manager no longer acts as investment manager to the Borrower, provided that the Borrower will have 180 days to make such repayment in the cases of clauses (a) and (b) and 45 days to make such repayment in the case of clause (c). To the extent the Borrower has not repaid all loans and other obligations under the Line of Credit after a repayment event has occurred, the Borrower is obligated to apply the net cash proceeds from its offering and any sale or other disposition of assets to the repayment of such loans and other obligations; provided that the Borrower will be permitted to (a) make distributions to avoid any entity level tax, (b) make payments to fulfill any redemption requests of the Borrower pursuant to any established unit redemption plans, (c) use funds to close any investment which the Borrower committed to prior to receiving a demand notice and (d) make distributions to its unitholders or shareholders at per unit or per share levels consistent with the immediately preceding fiscal quarter. The Line of Credit also permits voluntary pre-payment of principal and accrued interest without any penalty other than customary SOFR breakage costs. The Line of Credit contains customary events of default. As is customary in such financings, if an event of default occurs under the Line of Credit, Finco may accelerate the repayment of amounts outstanding under the Line of Credit and exercise other remedies subject, in certain instances, to

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

the expiration of an applicable cure period. As of September 30, 2026 and December 31, 2025, BXINFRA U.S. had no borrowings or amounts outstanding under the Line of Credit.
5. Net Assets
BXINFRA U.S., at the direction of the General Partner, has the authority to issue an unlimited number of Units of each class, or series of a class.
Through March 5, 2026, BXINFRA U.S. offered three classes of limited partnership units: Class I, Class S and Class D units. On March 6, 2026, BXINFRA U.S. redesignated existing Class I Units as Class I-Series I Units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. As of September 30, 2026, BXINFRA U.S. offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class S and Class D Units. The key differences among each class, or series of a class, of Units relate to the ongoing unitholder servicing fees, management fees, upfront subscription fee, and distribution channels.
The term “Transactional NAV” refers to the price at which transactions in BXINFRA U.S. are made, calculated in accordance with a valuation policy that has been approved by the BXINFRA U.S. Board of Directors. The purchase price per Unit of each class, or series of a class, is equal to the Transactional NAV per Unit for such class, or such series of a class, as of the last calendar day of the immediately preceding month. Before BXINFRA U.S. determined its first Transactional NAV, the initial subscription price for Class I-Series I, Class S and Class D Units was $25.00 per Unit plus applicable subscription fees that are paid by the unitholder outside its investment in BXINFRA U.S. and not reflected in BXINFRA U.S.’s Transactional NAV. The initial Transactional NAV for Class I-Series II Units was, and the initial Transactional NAV for Class I-Series III Units will be, equal to the Transactional NAV per Unit for Class I-Series I Units at the time of their respective initial sale. The Transactional NAV for each class, or series of a class, of Units was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities and the deduction of expenses attributable to certain classes, or series of classes, such as applicable management and unitholder servicing fees.
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
Unit issuances related to monthly subscriptions are effective the first calendar day of each month. Units are issued at a price per Unit equivalent to BXINFRA U.S.’s most recent Transactional NAV per Unit available for each class, or series of a class, of Units, which is BXINFRA U.S.’s prior month-end Transactional NAV per Unit. No Class I-Series III Units have been issued since inception.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present transactions in the Units during the periods:

	Class I
	Series I Units	Series II Units	Class S Units	Class D Units	Total
Units Outstanding as of June 30, 2026	117,372,541	—	54,252,335	6,341,263	177,966,139
Units Issued	19,286,148	1,000,293	6,399,871	304,992	26,991,304
Distribution Reinvested	293,746	—	332,036	44,068	669,850
Conversion of Units Between Classes or Series	619,932	—	(628,613)	—	(8,681)
Redemption of Units	(69,655)	—	(109,690)	—	(179,345)
Units Outstanding as of September 30, 2026	137,502,712	1,000,293	60,245,939	6,690,323	205,439,267

Units Outstanding as of June 30, 2025	49,847,385	—	27,875,676	2,061,536	79,784,597
Units Issued	14,423,529	—	7,774,946	956,670	23,155,145
Distribution Reinvested	124,870	—	186,884	15,940	327,694
Conversion of Units Between Classes or Series	—	—	(371,650)	370,422	(1,228)
Units Outstanding as of September 30, 2025	64,395,784	—	35,465,856	3,404,568	103,266,208

	Class I
	Series I Units	Series II Units	Class S Units	Class D Units	Total
Units Outstanding as of December 31, 2025	83,138,103	—	41,962,043	4,271,682	129,371,828
Units Issued	53,219,035	1,000,293	18,248,157	2,396,450	74,863,935
Distribution Reinvested	761,145	—	929,927	116,000	1,807,072
Conversion of Units Between Classes or Series	698,248	—	(713,801)	5,907	(9,646)
Redemption of Units	(313,819)	—	(180,387)	(99,716)	(593,922)
Units Outstanding as of September 30, 2026	137,502,712	1,000,293	60,245,939	6,690,323	205,439,267

Units Outstanding as of December 31, 2024	4,000	—	—	—	4,000
Units Issued	64,197,848	—	35,615,818	3,011,249	102,824,915
Distribution Reinvested	169,106	—	254,679	22,897	446,682
Conversion of Units Between Classes or Series	29,984	—	(401,673)	370,422	(1,267)
Redemption of Units	(5,154)	—	(2,968)	—	(8,122)
Units Outstanding as of September 30, 2025	64,395,784	—	35,465,856	3,404,568	103,266,208
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
In accordance with the terms of the Feeder’s third amended and restated limited partnership agreement, unitholders of the Feeder, as indirect holders of BXINFRA U.S., participate in BXINFRA U.S.’s Unit Redemption Plan under the same terms as direct unitholders of BXINFRA U.S. Accordingly, a redemption request by a unitholder of the Feeder will be satisfied by redeeming the same number of Units in BXINFRA U.S.
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
BXINFRA U.S. accepted its first redemptions pursuant to the Unit Redemption Plan on April 15, 2025. During the three and nine months ended September 30, 2026, 179,345 and 593,922 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $5.3 million and $16.5 million, respectively, of which 25,700 Units and 78,705 Units at an aggregate value of $0.8 million and $2.3 million related to redemptions by the Feeder, respectively. During the nine months ended September 30, 2025, 8,122 Units were redeemed for an aggregate value, net of the Early Redemption Deduction, of $0.2 million, of which 5,154 Units at an aggregate value of $0.1 million related to redemptions by the Feeder. No units were requested for redemption by BXINFRA U.S. or the Feeder during the three months ended September 30, 2025.
Distributions
BXINFRA U.S. may declare quarterly distributions as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2026 for each applicable class of Units. No Class I-Series III Units have been issued by BXINFRA U.S. since inception.

			Distributions per Unit
			Class I Units
Declaration Date	Record Date (b)	Payment Date	Series I Units	Series II Units	Class S Units	Class D Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2192	$—	$0.2192	$0.2192
July 23, 2026	June 30, 2026	August 3, 2026	0.2191	—	0.2191	0.2191
October 22, 2026	September 30, 2026	November 3, 2026	0.2289	0.2289	0.2289	0.2289
			$0.6672	$0.2289	$0.6672	$0.6672

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2025 for each applicable class of Units. As of September 30, 2025, no Class I-Series II Units were outstanding.

			Distributions per Unit
			Class I Units
Declaration Date	Record Date	Payment Date	Series I Units	Class S Units	Class D Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0958	$0.0958	$0.0958
July 29, 2025	June 30, 2025 (b)	August 1, 2025	0.1998	0.1998	0.1998
October 22, 2025	September 30, 2025 (b)	November 3, 2025	0.1996	0.1996	0.1996
			$0.4952	$0.4952	$0.4952
____________________
(a)To unitholders of record immediately following the close of business.
(b)To unitholders of record as of the open of business.
Distribution Reinvestment Plan
BXINFRA U.S. has adopted an “opt out” DRIP for unitholders. When a cash distribution is declared, each unitholder that has not “opted out” of the DRIP will have their distributions automatically reinvested in additional Units, rather than receive cash distributions. Units issued pursuant to the DRIP shall be issued at the most recently available Transactional NAV per Unit for such Unit. Distributions on fractional Units will be credited to each participating unitholder’s account to three decimal places. Investors and clients of certain participating brokers that do not permit automatic enrollment in the DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Units. Unitholders will not pay subscription fees when receiving Units under the DRIP.
For the three months ended September 30, 2026, $8.8 million, $9.8 million and $1.3 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. For the nine months ended September 30, 2026, $21.9 million, $26.5 million and $3.3 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. For the three and nine months ended September 30, 2026, cash retained by BXINFRA U.S. as a result of the DRIP was reinvested to issue 967,119 and 2,618,328 units of the Aggregator, respectively. No distributions were reinvested in Class I-Series II or Class I-Series III for the three and nine months ended September 30, 2026.
For the three months ended September 30, 2025, $3.2 million, $4.8 million and $0.4 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. For the nine months ended September 30, 2025, $4.4 million, $6.6 million and $0.6 million of distributions were reinvested in Class I-Series I, Class S and Class D Units, respectively. For the three and nine months ended September 30, 2025, cash retained by BXINFRA U.S. as a result of the DRIP was reinvested to issue 459,487 and 648,639 units of the Aggregator, respectively. No distributions were reinvested in Class I-Series II or Class I-Series III for the three and nine months ended September 30, 2025.
6. Related Party Transactions
Partnership Agreement
BXINFRA U.S. has entered into a third amended and restated limited partnership agreement (as may be further amended and restated from time to time, the “BXINFRA U.S. Partnership Agreement”) with the General Partner on March 6, 2026. Under the terms of the BXINFRA U.S. Partnership Agreement, overall responsibility for BXINFRA U.S.’s oversight rests with the General Partner, subject to certain oversight rights held by the BXINFRA U.S. Board of Directors.
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXINFRA. Investors in BXINFRA U.S., the Feeder and any Parallel Funds indirectly bear a portion of the Performance Participation Allocation paid by the Aggregator, but such expenses are not duplicated at BXINFRA U.S., the Feeder or Parallel Funds. The Performance Participation Allocation is included as a component of Net Change in Unrealized Gain (Loss) on Investment in the Aggregator in the Condensed Statements of Operations. Refer to the Aggregator’s condensed consolidated financial statements for more information regarding the Performance Participation Allocation.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The General Partner elected to receive $5.0 million of BXINFRA’s Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities of the Aggregator. During the nine months ended September 30, 2026, the equity of intermediate entities of the Aggregator was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I Units.
For the three and nine months ended September 30, 2026, BXINFRA U.S. was allocated $47.2 million and $112.5 million, respectively, of the Performance Participation Allocation recognized by the Aggregator. For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated $12.3 million and $22.7 million, respectively, of the Performance Participation Allocation recognized by the Aggregator.
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
For the three and nine months ended September 30, 2026, BXINFRA U.S. was allocated $19.3 million and $48.1 million, respectively, of the gross Management Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated $7.9 million and $17.8 million, respectively, of the gross Management Fee recognized by the Aggregator, of which $9.9 million was waived by the Investment Manager for the nine months ended September 30, 2025. No management fee was waived for the three months ended September 30, 2025.
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
For the three and nine months ended September 30, 2026, BXINFRA U.S. was allocated $1.5 million and $3.8 million, respectively, of the Administration Fee recognized by the Aggregator. For the three and nine months ended September 30, 2025, BXINFRA U.S. was allocated $0.6 million and $1.4 million, respectively, of the Administration Fee recognized by the Aggregator.
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
BXINFRA U.S. accrues the cost of the unitholder servicing fees for the estimated life of the Units, as applicable, as a distribution cost at the time Class S and Class D Units are sold. During the three and nine months ended September 30, 2026, BXINFRA U.S. paid $3.6 million and $9.1 million, respectively, of unitholder servicing fees. During the three and nine months ended September 30, 2025, BXINFRA U.S. paid $1.6 million and $3.0 million, respectively, of unitholder servicing fees.
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

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Contingencies
BXINFRA U.S. may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, BXINFRA U.S. was not subject to any material litigation nor was BXINFRA U.S. aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, BXINFRA U.S. enters into contracts that contain a variety of indemnification arrangements. BXINFRA U.S.’s exposure under these arrangements, if any, cannot be quantified. However, BXINFRA U.S. has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
8. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, BXINFRA U.S. is not aware of any uncertain tax positions that would require recognition in the condensed financial statements.
Tax Contingencies
BXINFRA U.S. files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, BXINFRA U.S. is subject to examination by various taxing authorities.
9. Warehousing Agreement
On August 22, 2025, the BXINFRA Fund Program, the Investment Manager and Finco entered into an amended and restated warehousing agreement (as may be further amended and restated from time to time, the “A&R Warehousing Agreement”). Under the A&R Warehousing Agreement, in connection with the launch and ramp-up of the BXINFRA Fund Program, Finco and its affiliates agreed to acquire certain investments that were approved by the Investment Manager and the BXINFRA investment committee up to an aggregate invested amount of $675.0 million (or such higher amount as is agreed between the parties), subject, in each case, to Finco’s approval at the time of acquisition (each, an “Approved Warehoused Investment”). At any time during the term of the A&R Warehousing Agreement, an Approved Warehoused Investment is acquired by consolidated legal entities of Finco, which together act as the “BXINFRA Warehouse.”
Finco agreed to subsequently transfer each Approved Warehoused Investment to BXINFRA or BXINFRA Lux, as applicable, and BXINFRA or BXINFRA Lux agreed to acquire such investments from Finco on the terms described in the A&R Warehousing Agreement following the point or points in time at which BXINFRA or BXINFRA Lux has sufficient capital to acquire such investments, as determined by the Investment Manager in its sole discretion (each such date, a “Warehouse Closing Date”) at a price equal to the cost of such Approved Warehoused Investment paid by Finco plus an amount equal to an annualized rate of 5% (or such lower amount as is agreed between the parties) measured over the period from the date the Approved Warehoused Investment was acquired by the BXINFRA Warehouse to the applicable Warehouse Closing Date. The Investment Manager has determined, and will continue to determine, in its sole discretion which and what portions of Approved Warehoused Investments BXINFRA or BXINFRA Lux, as applicable, has acquired, or will acquire, on each Warehouse Closing Date. Finco will continue to provide committed funding for Approved Warehoused Investments until the applicable Warehouse Closing Date, unless extended by the mutual agreement of the parties. BXINFRA will bear its proportionate (a) fees, costs and expenses, if any, incurred in developing, negotiating and structuring any Approved Warehoused Investment that is transferred to BXINFRA and (b) broken deal expenses. On August 21, 2026, the term of the warehousing agreement was extended to August 22, 2027, subject to further extension by mutual agreement of the parties.
During the nine months ended September 30, 2026 and 2025, BXINFRA acquired three and nine investments, respectively, as well as a liquid loan portfolio from the BXINFRA Warehouse at cost pursuant to the A&R Warehousing Agreement. Finco agreed to waive the 5% annualized amount in excess of cost contemplated by the A&R Warehousing Agreement in connection with the transfer of such investments. The fee accrued is reported in Warehousing Fees and the waived fee is reported in Warehousing Fees Waived on the Condensed Statements of Operations.

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of September 30, 2026, there were no investments remaining in the BXINFRA Warehouse and no outstanding commitments under the A&R Warehousing Agreement. As of December 31, 2025, there were seven investments for a total commitment amount of $952.6 million remaining in the BXINFRA Warehouse, out of which $294.2 million has been funded by Finco.
10. Financial Highlights
The following financial highlights are calculated for the unitholders of BXINFRA U.S. as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series III Units have been issued by BXINFRA U.S. since inception. As of September 30, 2025, no Class I-Series II Units were outstanding.

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I Units (b)	Series II Units	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$27.54	$—	$25.74	$26.99
Proceeds from Units Issued	—	29.99	—	—
Net Investment Income (Loss)	0.66	0.23	0.65	0.66
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	3.85	1.43	3.80	3.83
Net Increase in Net Assets Resulting from Investment Operations	4.52	1.66	4.46	4.50
Distributions	(0.67)	(0.23)	(0.67)	(0.67)
Servicing Fees	—	—	(0.20)	(0.06)
Net Increase in Net Assets	3.85	1.43	3.60	3.77
Net Asset Value, End of Period	$31.39	$31.42	$29.34	$30.76
Units Outstanding, End of Period	137,502,712	1,000,293	60,245,939	6,690,323
Total Return Based on Net Asset Value (c)	16.40%	5.53%	16.57%	16.45%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.15%	0.13%	0.15%	0.15%
Warehousing Fees Waivers	-0.09%	-0.08%	-0.10%	-0.10%
Total Expenses (d)	0.05%	0.04%	0.05%	0.05%
Net Investment Income (Loss)	4.71%	4.42%	4.70%	4.76%

Blackstone Infrastructure Strategies L.P.
Notes to Condensed Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Nine Months Ended September 30, 2025 (a)
	Class I
	Series I Units (b)	Class S Units	Class D Units
Per Unit Data
Net Asset Value, Beginning of Period	$—	$—	$—
Proceeds from Units Issued	25.00	25.00	25.00
Net Investment Income (Loss)	0.47	0.47	0.47
Net Change in Unrealized Gain (Loss) on Investment in the Aggregator	1.55	1.54	1.54
Net Increase in Net Assets Resulting from Investment Operations	2.02	2.01	2.01
Distributions	(0.50)	(0.50)	(0.50)
Servicing Fees	—	(1.74)	(0.52)
Net Increase (Decrease) in Net Assets	1.53	(0.22)	1.00
Net Asset Value, End of Period	$26.53	$24.78	$26.00
Units Outstanding, End of Period	64,395,784	35,465,856	3,404,568
Total Return Based on Net Asset Value (c)	6.11%	-0.88%	3.99%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	0.71%	0.71%	0.72%
Warehousing Fees Waivers	-0.64%	-0.64%	-0.65%
Total Expenses (d)	0.07%	0.07%	0.07%
Net Investment Income (Loss)	2.91%	2.91%	2.97%
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
(d)Expense ratio includes Professional Fees, Directors’ Fees, Warehousing Fees and Other.
11. Subsequent Events
Except as noted below, there have been no events since September 30, 2026 that require recognition or disclosure in the condensed financial statements.
On October 22, 2026, BXINFRA U.S. redesignated existing series of Units and designated additional series of Units. As of November 10, 2026, BXINFRA U.S. offers nine classes, or series of classes, of limited partnership Units: Class I-Series I Units, Class I-Series II Units, Class I-Series III Units, Class I-Series IV Units, Class I-Series E Units, Class S-Series I Units, Class S-Series E Units, Class D-Series I Units and Class D-Series E Units. Redesignations did not result in any adjustments to the condensed financial statements.

BXINFRA Aggregator (CYM) L.P.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Assets
Investments at Fair Value (Cost $4,264,369 as of September 30, 2026; $3,019,921 as of December 31, 2025)
Unpledged	$4,742,096	$3,167,543
Pledged to Counterparties	250,070	72,049
Investments in Affiliated Investee Funds at Fair Value (Cost $1,543,213 as of September 30, 2026; $802,546 as of December 31, 2025)	2,077,385	920,479
Cash and Cash Equivalents	112,822	64,744
Due from Affiliates	811	193
Derivative Assets at Fair Value (Cost $— as of September 30, 2026; $— as of December 31, 2025)	12,204	143
Interest and Dividend Receivable and Other Assets	27,640	75,138
Deferred Assets	9,465	1,181
Deferred Tax Assets	98	—
Total Assets	$7,232,591	$4,301,470
Liabilities and Net Assets
Due to Affiliates	$3,317	$918
Borrowings	60,000	70,000
Repurchase Agreements	187,939	58,005
Accounts Payable, Accrued Expenses, and Other Liabilities	6,760	4,319
Payable for Investments Purchased	37,859	256,138
Accrued Performance Participation Allocation	77,928	47,377
Management Fee Payable	20,345	7,848
Derivative Liabilities at Fair Value (Cost $— as of September 30, 2026; $— as of December 31, 2025)	180	265
Deferred Tax Liabilities	13,297	3,165
Taxes Payable	—	507
Organization Costs Payable	60	3,188
Administration Fees Payable	1,629	628
Offering Costs Payable	—	410
Distributions Payable	49,639	30,486
Redemptions Payable	7,516	1,178
Total Liabilities	466,469	484,432
Commitments and Contingencies
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands, Except Unit Data)

	September 30, 2026	December 31, 2025
Net Assets (a)
Limited Partnership Unit — Class I-Series I Units, unlimited Units authorized (214,497,433 Units issued and outstanding as of September 30, 2026; 138,551,291 Units issued and outstanding as of December 31, 2025)	6,734,692	3,817,038
Limited Partnership Unit — Class I-Series II Units, unlimited Units authorized (999,953 Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	31,430	—
Limited Partnership Unit — Class I-Series III Units, unlimited Units authorized (no Units issued and outstanding as of September 30, 2026; no Units issued and outstanding as of December 31, 2025)	—	—
Total Net Assets	6,766,122	3,817,038
Total Liabilities and Net Assets	$7,232,591	$4,301,470
___________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest Income	$21,284	$17,426	$65,331	$41,633
Dividend Income	19,113	14,774	33,048	24,917
Other	1,877	102	2,576	3,421
Total Income	42,274	32,302	100,955	69,971
Expenses
Management Fees	20,345	8,597	50,961	19,298
Organizational Expenses	85	136	606	2,160
Performance Participation Allocation	49,809	13,402	119,131	24,450
Professional Fees	1,809	5,628	7,481	11,648
Deferred Financing Cost Amortization	956	137	2,753	137
Deferred Offering Costs Amortization	—	102	—	307
Administration Fees	1,629	688	4,078	1,543
Interest Expense	7,519	1,580	15,742	2,545
Other	1,012	96	1,477	366
Total Expenses	83,164	30,366	202,229	62,454
Management Fees Waived	—	—	—	(10,701)
Expense Support	—	—	—	(665)
Net Expenses	83,164	30,366	202,229	51,088
Net Investment Income (Loss) Before Provision for (Benefit of) Taxes	(40,890)	1,936	(101,274)	18,883
Provision for (Benefit of) Taxes	5,415	1,977	9,648	4,470
Net Investment Income (Loss)	(46,305)	(41)	(110,922)	14,413
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(1,248)	(13,062)	(3,572)	(18,843)
Net Change in Unrealized Gain (Loss) on Investments	391,582	94,947	960,574	159,143
Net Change in Unrealized Gain (Loss) on Derivative Instruments	12,431	15,050	12,146	3,078
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(12,548)	(5,117)	(32,170)	5,353
Total Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	390,217	91,818	936,978	148,731
Net Increase in Net Assets Resulting from Operations	$343,912	$91,777	$826,056	$163,144

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at June 30, 2026	$5,625,905	$—	$—	$5,625,905
Proceeds from Units Issued	823,691	30,000	—	853,691
Net Investment Income (Loss)	(46,096)	(209)	—	(46,305)
Distributions	(49,388)	(230)	—	(49,618)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(1,242)	(6)	—	(1,248)
Net Change in Unrealized Gain (Loss) on Investments	389,710	1,872	—	391,582
Net Change in Unrealized Gain (Loss) on Derivative Instruments	12,373	58	—	12,431
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(12,493)	(55)	—	(12,548)
Redemption of Units	(7,768)	—	—	(7,768)
Balance at September 30, 2026	$6,734,692	$31,430	$—	$6,766,122

Balance at June 30, 2025	$2,263,024	$—	$—	$2,263,024
Proceeds from Units Issued	631,011	—	—	631,011
Net Investment Income (Loss)	(41)	—	—	(41)
Distributions	(22,338)	—	—	(22,338)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(13,062)	—	—	(13,062)
Net Change in Unrealized Gain (Loss) on Investments	94,947	—	—	94,947
Net Change in Unrealized Gain (Loss) on Derivative Instruments	15,050	—	—	15,050
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(5,117)	—	—	(5,117)
Redemption of Units	(464)	—	—	(464)
Balance at September 30, 2025	$2,963,010	$—	$—	$2,963,010

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
(Dollars in Thousands)

	Class I (a)
	Series I Units	Series II Units	Series III Units	Total Net Assets
Balance at December 31, 2025	$3,817,038	$—	$—	$3,817,038
Proceeds from Units Issued	2,244,706	30,000	—	2,274,706
Net Investment Income (Loss)	(110,713)	(209)	—	(110,922)
Distributions	(126,592)	(230)	—	(126,822)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(3,566)	(6)	—	(3,572)
Net Change in Unrealized Gain (Loss) on Investments	958,702	1,872	—	960,574
Net Change in Unrealized Gain (Loss) on Derivative Instruments	12,088	58	—	12,146
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	(32,115)	(55)	—	(32,170)
Redemption of Units	(24,856)	—	—	(24,856)
Balance at September 30, 2026	$6,734,692	$31,430	$—	$6,766,122

Balance at December 31, 2024	$—	$—	$—	$—
Proceeds from Units Issued	2,846,638	—	—	2,846,638
Net Investment Income (Loss)	14,413	—	—	14,413
Distributions	(46,099)	—	—	(46,099)
Net Realized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	(18,843)	—	—	(18,843)
Net Change in Unrealized Gain (Loss) on Investments	159,143	—	—	159,143
Net Change in Unrealized Gain (Loss) on Derivative Instruments	3,078	—	—	3,078
Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies	5,353	—	—	5,353
Redemption of Units	(673)	—	—	(673)
Balance at September 30, 2025	$2,963,010	$—	$—	$2,963,010
____________________
(a)On March 6, 2026, the Aggregator redesignated existing Class A Units as Class I-Series I Units, designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units, and discontinued its Class B units.
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Increase in Net Assets Resulting from Operations	$826,056	$163,144
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net Realized (Gain) Loss on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	3,572	18,843
Net Change in Unrealized (Gain) Loss on Investments	(960,574)	(159,143)
Net Change in Unrealized (Gain) Loss on Derivative Instruments	(12,146)	(3,078)
Net Change in Unrealized (Gain) Loss on Translation of Assets and Liabilities in Foreign Currencies	32,170	(5,353)
Net Amortization of Debt Investments	237	378
Deferred Costs Amortization	2,753	307
Purchases of Investments	(2,922,117)	(3,876,960)
Reinvested Dividends in Affiliated Investee Funds	(30,108)	—
Proceeds from Investments	967,340	766,191
Cash Flows Due to Changes in Operating Assets and Liabilities
Due from Affiliates	(618)	(113)
Accounts Receivable	—	(3,363)
Interest and Dividend Receivable and Other Assets	47,498	(101,062)
Deferred Assets	(11,037)	(1,228)
Deferred Tax Asset	(98)	—
Due to Affiliates	2,399	551
Accounts Payable, Accrued Expenses, and Other Liabilities	2,441	3,723
Payable for Investments Purchased	(218,279)	146,863
Accrued Performance Participation Allocation	35,532	24,450
Management Fee Payable	12,497	6,004
Deferred Tax Liabilities	10,132	4,205
Taxes Payable	(507)	66
Organization Costs Payable	(3,128)	2,160
Administration Fees Payable	1,001	480
Offering Costs Payable	(410)	410
Net Cash Provided by (Used in) Operating Activities	(2,215,394)	(3,012,525)
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2026	2025
Financing Activities
Proceeds from Issuance of Units	$2,269,725	$2,846,638
Proceeds from Repurchase Agreements	129,934	136,458
Repayment of Repurchase Agreements	—	(65,961)
Proceeds from Borrowings	923,000	973,000
Repayment of Borrowings	(933,000)	(790,000)
Distributions Paid in Cash	(107,669)	(23,761)
Payments for Redemptions	(18,518)	(209)
Net Cash Provided by (Used in) Financing Activities	2,263,472	3,076,165
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(941)
Cash and Cash Equivalents
Net Increase (Decrease)	48,078	62,699
Beginning of Period	64,744	—
End of Period	$112,822	$62,699
Supplemental Disclosure of Cash Flows Information
Cash Paid for Income Taxes	$675	$198
Cash Paid for Interest	$12,687	$—
Supplemental Disclosure of Non-Cash Financing Activities
Distribution Payable	$49,639	$22,338
Redemptions Payable	$7,516	$464
Issuance of Class I-Series I Units for Performance Participation Allocation	$4,981	$—

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,061,453 Shares)	APAC	$489,514	7.2%
Odyssey Holdco L.L.C. (b) (1,077,009 Shares)	Americas	415,605	6.1%
Aspen Holdco III L.P. (338,731 Shares)	Americas	342,128	5.1%
Other Investment(s) in Equity	Americas	291,560	4.3%
Other Investment(s) in Equity	EMEA	759	0.0%
Total Digital Infrastructure		1,539,566	22.8%

Energy Infrastructure
Other Investment(s) in Equity	Americas	148,431	2.2%
Other Investment(s) in Equity	EMEA	53,373	0.8%
Total Energy Infrastructure		201,804	3.0%

Technology, Media & Entertainment
Other Investment(s) in Equity	Various	23,088	0.3%
Total Technology, Media & Entertainment		23,088	0.3%

Transportation Infrastructure
Mercury Co-Invest L.P. (b) (859,082 Shares)	Americas	578,533	8.6%
Poseidon Holdco I L.P. (b) (541,921 Shares)	Americas	647,734	9.6%
Other Investment(s) in Equity (c)	EMEA	376,190	5.6%
Total Transportation Infrastructure		1,602,457	23.7%

Water & Waste Infrastructure
Other Investment(s) in Equity	EMEA	204,516	3.0%
Total Water & Waste Infrastructure		204,516	3.0%

Various (d)
Infrastructure Investments L.P. (e) (794,892 Shares)	Various	1,222,169	18.1%
SP Ibex Acquisitions L.P. (850,000,000 Shares)	Various	523,777	7.7%
Other Investment(s) in Affiliated Investee Funds	Various	331,439	4.9%
Total Various		2,077,385	30.7%
Total Equity Investments (Cost: Americas $1,868,145, EMEA $661,162, APAC $297,475, Various $1,565,392)		5,648,816	83.5%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (f)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA	$41,030	0.6%
Other Investment(s) in Debt	Americas	13,794	0.2%
Total Consumer and Services		54,824	0.8%

Digital Infrastructure
Odyssey Holdco L.L.C. (Outstanding Principal of $12,156)	Americas	12,207	0.2%
Other Investment(s) in Debt	Americas	90,542	1.3%
Total Digital Infrastructure		102,749	1.5%

Energy
Other Investment(s) in Debt	Americas	176,710	2.6%
Total Energy		176,710	2.6%

Energy Infrastructure
Other Investment(s) in Debt	Americas	101,622	1.5%
Total Energy Infrastructure		101,622	1.5%

Industrials
Other Investment(s) in Debt	Americas	11,673	0.2%
Total Industrials		11,673	0.2%

Infrastructure Services
Other Investment(s) in Debt	Americas	119,588	1.8%
Other Investment(s) in Debt	EMEA	2,504	0.0%
Total Infrastructure Services		122,092	1.8%

Real Estate
Other Investment(s) in Debt	Americas	211,992	3.1%
Total Real Estate		211,992	3.1%

Technology, Media & Entertainment
Other Investment(s) in Debt	Americas	9,929	0.1%
Total Technology, Media & Entertainment		9,929	0.1%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (f)
Debt Investments - Infrastructure (continued)
Transportation Infrastructure
Poseidon Seller 3 L.L.C. (Outstanding Principal of $75,588)	Americas	$75,345	1.1%
Other Investment(s) in Debt	Americas	72,697	1.1%
Total Transportation Infrastructure		148,042	2.2%

Various (d)
Other Investment(s) in Debt	Americas	12,034	0.2%
Total Various		12,034	0.2%
Total Debt Investments - Infrastructure (Cost: Americas $902,031, EMEA $40,777)		951,667	14.1%

Debt Investments - Liquid (g)
Consumer and Services
Other Investment(s) in Debt	Americas	143,861	2.1%
Other Investment(s) in Debt	EMEA	9,740	0.1%
Total Consumer and Services		153,601	2.3%

Digital Infrastructure
Other Investment(s) in Debt	Americas	3,975	0.1%
Total Digital Infrastructure		3,975	0.1%

Energy
Other Investment(s) in Debt	Americas	7,713	0.1%
Total Energy		7,713	0.1%

Energy Infrastructure
Other Investment(s) in Debt	Americas	6,086	0.1%
Total Energy Infrastructure		6,086	0.1%

Healthcare
Other Investment(s) in Debt	Americas	41,308	0.6%
Total Healthcare		41,308	0.6%

Industrials
Other Investment(s) in Debt	Americas	34,994	0.5%
Total Industrials		34,994	0.5%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (continued) (f)
Debt Investments - Liquid (continued) (g)
Infrastructure Services
Other Investment(s) in Debt	Americas	$124,416	1.8%
Other Investment(s) in Debt	EMEA	7,078	0.1%
Other Investment(s) in Debt	APAC	4,097	0.1%
Total Infrastructure Services		135,591	2.0%

Real Estate
Other Investment(s) in Debt	Americas	8,076	0.1%
Total Real Estate		8,076	0.1%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	52,978	0.8%
Other Investment(s) in Debt	EMEA	4,003	0.1%
Other Investment(s) in Debt	APAC	3,649	0.1%
Total Technology, Media and Entertainment		60,630	0.9%

Transportation Infrastructure
Other Investment(s) in Debt	Americas	17,094	0.3%
Total Transportation Infrastructure		17,094	0.3%
Total Debt Investments - Liquid (Cost: Americas $443,785, EMEA $21,034, APAC $7,782)		469,068	6.9%
Total Debt Investments (Cost: Americas $1,345,815, EMEA $61,811, APAC $7,782)		1,420,735	21.0%
Total Investments and Investments in Affiliated Investee Funds (Cost: $5,807,582)		7,069,551	104.5%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Cash and Cash Equivalents
Money Market Fund
Other Money Market Accounts	Americas	$15,223	0.2%
Total Money Market Fund (Cost: $15,223 Americas)		15,223	0.2%

Cash
Cash Held at Banks	n/a	97,599	1.4%
Total Cash (Cost $97,599)		97,599	1.4%
Total Cash and Cash Equivalents (Cost: $112,822)		112,822	1.7%

Derivative Instruments
Derivative Assets at Fair Value
Bond Futures Contracts	n/a	1,558	0.0%
Foreign Currency Swaps	n/a	7,879	0.1%
Interest Rate Swap	n/a	2,767	0.0%
Total Derivative Assets at Fair Value (Cost: $—)		12,204	0.2%

Derivative Liabilities at Fair Value
Foreign Currency Contracts	n/a	180	0.0%
Total Derivative Liabilities at Fair Value (Cost: $—)		180	0.0%
Total Derivatives (Cost: $—)		12,024	0.2%
Total Investments, Investments in Affiliated Investee Funds, Cash and Cash Equivalents and Derivative Instruments (Cost: $5,920,404)		7,194,397	106.3%
continued...
See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and Investments in Affiliated Investee Funds
Equity Investments (a)
Digital Infrastructure
Eucalyptus I HoldCo (CYM) L.P. (b) (1,637,829,051,635 Shares)	APAC	$346,583	9.1%
Odyssey Holdco L.L.C. (b) (811,288 Shares)	Americas	244,587	6.4%
Other Investment(s) in Equity	Americas	21,259	0.6%
Total Digital Infrastructure		612,429	16.0%

Energy Infrastructure
Other Investment(s) in Equity	Americas	123,060	3.2%
Total Energy Infrastructure		123,060	3.2%

Transportation Infrastructure
Poseidon Holdco I L.P. (b) (500,000 Shares)	Americas	580,177	15.2%
Mercury Co-Invest L.P. (b) (783,265 Shares)	Americas	534,915	14.0%
Hieroglyphs L.P. (220 Shares)	EMEA	222,041	5.8%
Other Investment(s) in Equity	EMEA	76	0.0%
Total Transportation Infrastructure		1,337,209	35.0%

Various (d)
Infrastructure Investments L.P. (h) (640,423 Shares)	Various	790,228	20.7%
Other Investment(s) in Affiliated Investee Funds	Various	130,251	3.4%
Total Various		920,479	24.1%
Total Equity Investments (Cost: Americas $1,349,855, EMEA $219,658, APAC $297,475, Various $802,546)		2,993,177	78.4%
continued...

See notes to condensed consolidated financial statements.

BXINFRA Aggregator (CYM) L.P.
Condensed Consolidated Schedule of Investments as of December 31, 2025 (Unaudited)
(Dollars in Thousands, Except Share Data)

Name of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Debt Investments (f)
Debt Investments - Infrastructure
Consumer and Services
Other Investment(s) in Debt	EMEA	$29,670	0.8%
Other Investment(s) in Debt	Americas	9,738	0.3%
Total Consumer and Services		39,408	1.0%

Digital Infrastructure
Odyssey Holdco L.L.C.	Americas	25,001	0.7%
Other Investment(s) in Debt	Americas	101,724	2.7%
Total Digital Infrastructure		126,725	3.3%

Energy
Other Investment(s) in Debt (c)	Americas	197,485	5.2%
Total Energy		197,485	5.2%

Energy Infrastructure
Other Investment(s) in Debt	Americas	62,031	1.6%
Total Energy Infrastructure		62,031	1.6%

Industrials
Other Investment(s) in Debt	Americas	2,549	0.1%
Total Industrials		2,549	0.1%

Infrastructure Services
Other Investment(s) in Debt	Americas	112,436	2.9%
Total Infrastructure Services		112,436	2.9%

Technology, Media and Entertainment
Other Investment(s) in Debt	Americas	20,012	0.5%
Total Technology, Media and Entertainment		20,012	0.5%
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

Debt Investments - Liquid (g)
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
Debt Investments (continued) (f)
Debt Investments - Liquid (continued) (g)
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
n/a        Not applicable.
EMEA    Europe, Middle East and Africa.
APAC    Asia Pacific.
(a)Equity Investments are generally considered equity interests, which include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (i) common equity, (ii) preferred equity, (iii) limited partner interest (iv) warrants and (v) other equity-linked securities.
(b)BXINFRA holds additional interests in this investment through its investment in Infrastructure Investments L.P. BXINFRA’s proportional fair value and shares in the investee are provided in Note 3. “Investments and Fair Value Measurement.”
(c)There were no single investments included in this category that exceeded 5% of net assets of the Aggregator, BXINFRA U.S., the Feeder or a Parallel Fund (each as defined in Note 1. “Organization”).
(d)Fund investments are diversified and are not categorized to one industry.
(e)BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy Infrastructure, Transportation Infrastructure, Digital Infrastructure and Water & Waste Infrastructure which are 27.4%, 24.1%, 47.9% and 0.6% of the Infrastructure Investments L.P. vehicle’s investments, respectively.
(f)Includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.
(g)Investments that are generally liquid in nature are intended to be held for short durations and may be used to generate income, facilitate capital deployment or provide a potential source of liquidity. Industries may be diversified outside of infrastructure industries.
(h)BXINFRA is indirectly exposed to portfolio companies owned by Infrastructure Investments L.P. The investments of Infrastructure Investments L.P. are within the following industries: Energy Infrastructure, Transportation Infrastructure and Digital Infrastructure which are 29.1%, 28.4% and 42.6% of the Infrastructure Investments L.P. vehicle’s investments, respectively.
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
BXINFRA’s investment objective is to deliver attractive risk-adjusted returns consisting of both current income and long-term capital appreciation. BXINFRA seeks to meet its investment objective by investing primarily in Infrastructure Investments, leveraging the talent and investment capabilities of Blackstone Inc.’s (“Blackstone”) infrastructure platform to create an attractive portfolio of alternative infrastructure investments. The Aggregator has the same investment objective as BXINFRA U.S.
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
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to, unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments in debt securities that are not listed on an exchange, but for which external pricing is available, may be valued by reputable dealers or pricing services on the basis of prices from orderly transactions between market participants and adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
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
Cash and Cash Equivalents
Cash and Cash Equivalents represents cash on hand, cash held in banks, money market funds and Treasury Bills and short-term, highly liquid investments with original maturities of three months or less. Interest income from Cash and Cash Equivalents is recorded in Interest Income in the Condensed Consolidated Statements of Operations. The Aggregator may, at times, have bank balances in excess of federally insured amounts; however, the Aggregator deposits its Cash and Cash Equivalents with high credit-quality institutions to minimize credit risk.
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
Uncertain Tax Positions
The Aggregator recognizes uncertain tax positions when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the positions. The tax positions that meet the more-likely-than-not threshold are recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Aggregator reevaluates its tax positions each period in which new information becomes available. The Aggregator’s policy is to recognize tax related interest and penalties, if applicable, as a component of the Provision for (Benefit of) Taxes on the Condensed Consolidated Statements of Operations.
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
Pursuant to the Aggregator Partnership Agreement, unitholders will have their cash distributions automatically reinvested in additional Aggregator Units of the same class or series of class of Aggregator Units to which the distribution relates unless they elect to receive their distributions in cash. When a cash distribution is declared, each Aggregator unitholder that has not “opted out” of the distribution reinvestment plan (“DRIP”) will have their distributions automatically reinvested in additional Aggregator Units rather than receive cash distributions, for a purchase price equal to the most recently available Transactional NAV per Aggregator Unit for such Aggregator Unit. Distributions that are reinvested are recognized in net assets on the first calendar day following the record date of a distribution. All unitholders have elected to opt-out of the Aggregator’s DRIP as of September 30, 2026 and December 31, 2025.
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
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for the Aggregator’s annual period ending December 31, 2026. The Aggregator does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In September 2026, the Financial Accounting Standards Board issued amended guidance that adds an investment company-specific exception to the fair value measurement standard. The guidance requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities. The guidance is effective for the Aggregator’s interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Aggregator is evaluating the potential impacts on fair value measurement and disclosures, as well as the timing of adoption.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

3. Investments and Fair Value Measurement
The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$97,599	$—	$—	$—	$97,599
Money Market Fund	15,223	—	—	—	15,223
Total Cash and Cash Equivalents	112,822	—	—	—	112,822
Investments
Equity Investments	—	—	3,571,431	—	3,571,431
Debt Investments
Infrastructure	—	709,732	241,935	—	951,667
Liquids	—	459,730	9,338	—	469,068
Total Debt Investments	—	1,169,462	251,273	—	1,420,735
Total Investments	—	1,169,462	3,822,704	—	4,992,166
Investments in Affiliated Investee Funds	—	—	—	2,077,385	2,077,385
Derivative Assets	—	12,204	—	—	12,204
	$112,822	$1,181,666	$3,822,704	$2,077,385	$7,194,577
Liabilities
Derivative Liabilities	$—	$180	$—	$—	$180

	December 31, 2025
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents
Cash Held at Banks	$51,262	$—	$—	$—	$51,262
Money Market Fund	13,482	—	—	—	13,482
Total Cash and Cash Equivalents	64,744	—	—	—	64,744
Investments
Equity Investments	—	31,285	2,041,413	—	2,072,698
Debt Investments
Infrastructure	—	491,358	207,173	—	698,531
Liquids	—	468,363	—	—	468,363
Total Debt Investments	—	959,721	207,173	—	1,166,894
Total Investments	—	991,006	2,248,586	—	3,239,592
Investments in Affiliated Investee Funds	18,866	55,268	776,568	69,777	920,479
Derivative Assets	—	143	—	—	143
	$83,610	$1,046,417	$3,025,154	$69,777	$4,224,958
Liabilities
Derivative Liabilities	$—	$265	$—	$—	$265

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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

As of September 30, 2026, there were no equity securities subject to contractual sale restrictions within the Aggregator’s Level I and II assets. The Aggregator’s Level III equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale restrictions or other transfer restrictions including those pursuant to their respective governing or similar agreements.
The following table presents additional interests in named investments on the Schedules of Investments that the Aggregator holds through its investment in Infrastructure Investments L.P.:

	September 30, 2026			December 31, 2025
Investment	Proportional Fair Value	Shares	Fair Value as a Percentage of Net Assets	Proportional Fair Value	Shares	Fair Value as a Percentage of Net Assets
Eucalyptus I HoldCo (CYM) L.P.	$62,206	186,696,522,949	0.9%	$34,762	165,605,569,717	0.9%
Odyssey Holdco L.L.C.	$406,463	832,860	6.0%	$217,233	719,237	5.7%
Poseidon Holdco I L.P.	$52,448	39,362	0.8%	$37,079	32,214	1.0%
Mercury Co-Invest L.P.	$111,146	148,048	1.6%	$88,966	131,326	2.3%
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level III of the fair value hierarchy as of September 30, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted-Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity Investments	$3,242,883	Discounted Cash Flows	WACC	7.8% - 14.2%	10.2%	Lower
			Exit Capitalization Rate	6.1% - 7.4%	6.6%	Lower
			Exit Multiple	11.5x - 20.0x	17.8x	Higher
	328,548	Transaction Price	n/a
Debt Investments - Infrastructure	128,440	Discounted Cash Flows	Discount Rate	6.7% - 12.8%	7.7%	Lower
	25,942	Transaction Price	n/a
	87,553	Third Party Pricing	n/a
Debt Investments - Liquids	9,338	Third Party Pricing	n/a
Total Investments	3,822,704
	$3,822,704

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

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following tables present changes in the fair value of investments for which Level III inputs were used to determine the fair value:

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2026
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$3,170,444	$239,334	$4,993	$—	$3,414,771
Purchases	73,588	5,160	3,734	—	82,482
Sales and Proceeds from Investments	(93,944)	(3,085)	(356)	—	(97,385)
Transfers Into Level III	—	—	1,954	—	1,954
Transfers Out of Level III (a)	—	—	(1,000)	—	(1,000)
Change in Gain (Loss) Included in Net Assets	421,343	526	13	—	421,882
Balance, End of Period	$3,571,431	$241,935	$9,338	$—	$3,822,704
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$421,343	$526	$13	$—	$421,882

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2026
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$2,041,413	$207,173	$—	$776,568	$3,025,154
Purchases	596,785	63,537	10,768	5,667	676,757
Sales and Proceeds from Investments	(108,106)	(31,272)	(368)	—	(139,746)
Transfers Into Level III (b)	—	—	5,961	—	5,961
Transfers Out of Level III (a)	—	—	(7,000)	(915,565)	(922,565)
Change in Gain (Loss) Included in Net Assets	1,041,339	2,497	(23)	133,330	1,177,143
Balance, End of Period	$3,571,431	$241,935	$9,338	$—	$3,822,704
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$1,041,339	$2,497	$(23)	$133,330	$1,177,143

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Three Months Ended September 30, 2025
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$1,342,696	$190,053	$4,698	$471,743	$2,009,190
Purchases	70,470	1,231	4,012	285,471	361,184
Sales and Proceeds from Investments	—	(1,500)	—	(15,226)	(16,726)
Transfers Out of Level III (a)	—	—	(4,698)	—	(4,698)
Change in Gain (Loss) Included in Net Assets	54,419	9,462	(4)	(36,861)	27,016
Balance, End of Period	$1,467,585	$199,246	$4,008	$705,127	$2,375,966
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$54,419	$9,462	$(4)	$(36,861)	$27,016

	Level III Financial Assets at Fair Value
	Nine Months Ended September 30, 2025
	Equity Investments	Debt Investments - Infrastructure	Debt Investments - Liquids	Affiliated Investee Funds	Total
Balance, Beginning of Period	$—	$—	$—	$—	$—
Purchases	1,375,570	126,021	8,710	690,529	2,200,830
Sales and Proceeds from Investments	(5,111)	(1,887)	—	(10,966)	(17,964)
Transfers Out of Level III (a)	—	—	(4,698)	—	(4,698)
Change in Gain (Loss) Included in Net Assets	97,126	75,112	(4)	25,564	197,798
Balance, End of Period	$1,467,585	$199,246	$4,008	$705,127	$2,375,966
Changes in Unrealized Gain (Loss) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$97,126	$75,112	$(4)	$25,564	$197,798
____________________
(a)The transfers out of Level III Debt Investments - Liquids were primarily due to a change of observability of inputs used in the valuations of such assets. The transfer out of Level III Affiliated Investee Funds was due to the application of NAV as a practical expedient to an investment in Affiliated Investee Funds previously classified as Level III; there was no impact to the resulting fair value.
(b)The transfers into Level III financial assets were primarily due to a change of observability of inputs used in the valuations of such assets.
NAV as a Practical Expedient
The table below summarizes investments that estimate the fair value of an investment using NAV as a practical expedient. This includes investment information such as investment strategy, or industry, unfunded commitments (if applicable) and the fair value of the respective investment(s). As of September 30, 2026 and December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without a general partner’s consent. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.
The following table summarizes investments that estimate the fair value of an investment using NAV as a practical expedient:

	September 30, 2026		December 31, 2025
NAV as a Practical Expedient Investments	Unfunded Commitment	Fair Value	Unfunded Commitment	Fair Value
Affiliated Investee Funds (a)	$911,681	$2,077,385	$355,000	$69,777
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
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the derivative contracts (in thousands):

	September 30, 2026				December 31, 2025
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Derivative Instruments
Foreign Currency Contracts (GBP)	£—	$—	£—	$—	£70,000	$14	£125,000	$234
Foreign Currency Contracts (EUR)	€523,000	7,879	€245,000	180	€32,000	129	€20,000	31
Bond Futures Contracts	$35,700	1,558	$—	—	$—	—	$—	—
Interest Rate Swap	$120,000	2,767	$—	—	$—	—	$—	—
		$12,204		$180		$143		$265

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative Instruments
Realized Gain (Loss)
Foreign Currency Contracts	$(395)	$(8,920)	$1,379	$(10,621)
Net Change in Unrealized Gain (Loss)
Bond Futures Contracts	1,450	—	1,558	—
Foreign Currency Contracts	8,214	15,050	7,821	3,078
Interest Rate Swap	2,767	—	2,767	—
	$12,036	$6,130	$13,525	$(7,543)
As of September 30, 2026 and December 31, 2025, the Aggregator had not designated any derivatives as fair value, cash flow or net investment hedges for accounting purposes.
5. Repurchase Agreements
As of September 30, 2026 and December 31, 2025, the Aggregator held investments pledged as collateral with a carrying value of $250.1 million and $72.0 million, respectively.
The following table presents information regarding the Aggregator’s repurchase agreement obligations:

	September 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$187,939	$187,939

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Debt Investments (a)	$—	$—	$—	$58,005	$58,005

	September 30, 2026	December 31, 2025
Gross and Net Amount of Recognized Liabilities for Repurchase Agreements	$187,939	$58,005
Amounts Subject to an Enforceable Master Netting Arrangement	$187,939	$58,005
_____________________
(a)Represents collateral type.

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
The Brentwood Credit Facility is subject to a commitment fee that is generally calculated based on two components, the First Unused Amount and Second Unused Amount (each as defined below), which are multiplied by a 1.00% and 0.30% commitment fee rate, respectively. The “First Unused Amount” is zero for the first three months the Brentwood Credit Facility is outstanding; thereafter, the amount is generally equal to a varying percentage of the unused aggregate commitment amount, less total borrowings outstanding. The “Second Unused Amount” means an amount equal to the aggregate commitment less total borrowings outstanding less the First Unused Amount. As of September 30, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Brentwood Credit Facility.
Jutland Credit Facility
On October 9, 2025, BXINFRA Jutland Funding ICP L.L.C. (the “Jutland Borrower”), a consolidated wholly owned subsidiary of the Aggregator, entered into a senior secured revolving credit agreement (the “Jutland Credit Facility”) pursuant to which the lender thereunder agreed to provide loans for an aggregate commitment amount not to exceed $150.0 million, subject to customary conditions. The Jutland Credit Facility contains customary representations and warranties. The obligations of the Jutland Borrower under the Jutland Credit Facility have limited recourse and are secured by a first priority security interest in the assets of the Jutland Borrower. Under the Jutland Credit Facility, the Jutland Borrower will bear customary expenses for a credit facility of this size and type, including unused commitment fees, average utilization fees and prepayment premiums.
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
Under the Jutland Credit Facility, borrowings denominated in U.S. dollars will bear interest at a rate of the three-month SOFR plus an applicable margin of 1.45% per annum. The Aggregator may voluntarily prepay any loans upon notice to the Jutland Administrative Agent, without a premium or penalty, subject to certain conditions. The Jutland Credit Facility is subject to a commitment fee that accrues at 0.45% per annum on the average daily unused aggregate commitment above

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

a Minimum Utilization Percentage (defined below). If during any quarter, the aggregate outstanding principal amount of advances divided by the aggregate commitments (the “Average Utilization”) is less than (a) for the period from October 9, 2025 to and including February 9, 2026, 40.00%, (b) for the period from February 10, 2026 to and including April 9, 2026, 50.00% and (c) thereafter, 65.00% (the “Minimum Utilization Percentage”), the Aggregator shall also pay an average utilization fee (the “Average Utilization Fee”). The Average Utilization Fee is calculated as 1.45%, multiplied by the Minimum Utilization Percentage minus the Average Utilization, multiplied by the aggregate commitment.
As of September 30, 2026, the Aggregator had $60.0 million outstanding under the Jutland Credit Facility. As of September 30, 2026, the effective interest rate on borrowings outstanding was 5.24%. As of December 31, 2025, the Aggregator had $70.0 million outstanding under the Jutland Credit Facility. As of December 31, 2025, the effective interest rate on borrowings outstanding was 5.15%. The carrying value of amounts outstanding under the Jutland Credit Facility approximates fair value and this facility would be classified as Level III within the fair value hierarchy.
Aggregator Credit Agreement
On January 26, 2026, the Aggregator entered into a revolving credit agreement (the “Aggregator Credit Agreement”) pursuant to which multiple third-party lenders and letter of credit issuers thereunder agreed to provide loans and letters of credit for up to an aggregate initial commitment of $400.0 million, subject to customary conditions. The available capacity under the Aggregator Credit Agreement may be increased on a permanent or a temporary basis up to an amount agreed by the Joint Lead Arrangers (as defined below) and the increasing lenders, provided that the Aggregator, among other things, may not incur new loans or letters of credit in excess of the applicable loan to value ratio of 22.5%, where value equals the sum of the adjusted net asset values of eligible investments and certain other items (as specified in the Aggregator Credit Agreement). On September 15, 2026, the Aggregator entered into an amendment to the Aggregator Credit Agreement (as amended, the “Amended Aggregator Credit Agreement”). As of September 30, 2026, the aggregate commitment was $1.0 billion.
The parties to the Amended Aggregator Credit Agreement include the Aggregator, as borrower, a third-party administrative agent (in such capacity, the “Aggregator Administrative Agent”), third-party joint lead arrangers (in such capacities, the “Joint Lead Arrangers”), and certain other lenders and the letter of credit issuers as identified in the Amended Aggregator Credit Agreement. The Amended Aggregator Credit Agreement matures on January 26, 2028, subject to a one-year extension option requiring approval by the Aggregator Administrative Agent and extending lenders and the satisfaction of customary conditions.
Under the Amended Aggregator Credit Agreement, borrowings denominated in U.S. dollars will bear interest, at the Aggregator’s discretion, at a rate of the (a) one-month term SOFR plus a spread of 3.00% per annum, (b) daily simple SOFR plus a spread of 3.00% per annum, or (c) base rate (as defined in the Amended Aggregator Credit Agreement) plus a spread of 2.00%. Such rates may be increased by up to 2.50% per annum during a continuing event of default and/or a cash sweep event. The Amended Aggregator Credit Agreement is subject to a commitment fee that is generally based on (a) the total facility commitments, less total borrowings outstanding, multiplied by (b) the commitment fee rate. The unused commitment fee per annum rate varies from 0.45% to 0.65% and is dependent on the total borrowings outstanding. Under the Amended Aggregator Credit Agreement, the Aggregator will bear customary expenses for a credit facility of this size and type, including closing fees, arrangement fees, administration fees and unused commitment fees.
The Amended Aggregator Credit Agreement contains customary representations and warranties, events of default, cash sweep events and affirmative and negative covenants. The Aggregator’s obligations under the Amended Aggregator Credit Agreement are non-recourse to BXINFRA U.S. and secured by the Aggregator’s distributions received from investments and the equity interest in certain of its subsidiaries. Upon an event of default, the lenders of the Amended Aggregator Credit Agreement may also terminate their commitment.
As of September 30, 2026 and December 31, 2025, the Aggregator had no borrowings or amounts outstanding under the Amended Aggregator Credit Agreement.
7. Net Assets
Through March 5, 2026, the Aggregator offered two classes of limited partnership units: Class A and Class B units. On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units (defined below), discontinued its Class B units and designated two new series of Class I Units, Class I-Series II Units and Class I-Series III Units. The Aggregator, at the direction of the General Partner, has the authority to issue an unlimited number of units (each, an

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

“Aggregator Unit” or “Unit”). As of September 30, 2026, the Aggregator has two limited partners, BXINFRA U.S. and a Parallel Fund. BXINFRA U.S. and the Parallel Fund receive monthly subscriptions from their investors, which are in turn invested into the Aggregator. BXINFRA U.S. and the Parallel Fund are issued the applicable series of Class I Aggregator Units in exchange for their contributions to the Aggregator; specifically, contributions from BXINFRA U.S. Class I‑Series II units are invested into Class I‑Series II Aggregator Units, contributions from BXINFRA U.S. Class I‑Series III units are invested into Class I‑Series III Aggregator Units, and contributions from all other BXINFRA U.S. and the Parallel Fund units are invested into Class I‑Series I Aggregator Units.
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
The Aggregator’s Transactional NAV was first determined as of the end of the first full month after the Initial Closing Date. Thereafter, the Transactional NAV for each class, or series of a class, of Aggregator Units is calculated monthly by the Sponsor. The Transactional NAV is based on the month-end values of investments, the addition of the value of any other assets such as cash, the deduction of any liabilities, the accrual and allocation of the Management Fee, Administration Fee and the Performance Participation Allocation (each as defined in Note 8. “Related Party Transactions”) and the deduction of expenses.
Aggregator Unit issuances related to monthly contributions are effective the first calendar day of each month. Aggregator Units are issued at a price per Aggregator Unit equivalent to the Aggregator’s most recent Transactional NAV per Aggregator Unit available for each class, or series of a class, which is the Aggregator’s prior month-end Transactional NAV per Aggregator Unit. The initial Transactional NAV for Class I-Series II Aggregator Units was, and the initial Transactional NAV for Class I-Series III Aggregator Units will be, equal to the Transactional NAV per Aggregator Unit for Class I-Series I Aggregator Units. No Class I-Series III Aggregator Units have been issued since inception.
The following table presents transactions in the Aggregator’s Units during the periods:

	Class I
	Series I Units	Series II Units	Total
Units Outstanding as of June 30, 2026	187,645,825	—	187,645,825
Units Issued	27,090,854	999,953	28,090,807
Redemption of Units	(239,246)	—	(239,246)
Units Outstanding as of September 30, 2026	214,497,433	999,953	215,497,386

Units Outstanding as of June 30, 2025	87,520,062	—	87,520,062
Units Issued	24,171,718	—	24,171,718
Redemption of Units	(17,483)	—	(17,483)
Units Outstanding as of September 30, 2025	111,674,297	—	111,674,297

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

	Class I
	Series I Units	Series II Units	Total
Units Outstanding as of December 31, 2025	138,551,291	—	138,551,291
Units Issued	76,779,218	999,953	77,779,171
Redemption of Units	(833,076)	—	(833,076)
Units Outstanding as of September 30, 2026	214,497,433	999,953	215,497,386

Units Outstanding as of December 31, 2024	—	—	—
Units Issued	111,699,923	—	111,699,923
Redemption of Units	(25,626)	—	(25,626)
Units Outstanding as of September 30, 2025	111,674,297	—	111,674,297

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
During the three and nine months ended September 30, 2026, 239,246 Aggregator Units and 833,076 Aggregator Units were redeemed for an aggregate value of $7.8 million and $24.9 million, respectively. During the three and nine months ended September 30, 2025, 17,483 Aggregator Units and 25,626 Aggregator Units were redeemed, respectively, for an aggregate value of $0.5 million and $0.7 million.
Distributions
The Aggregator may declare quarterly distributions on Aggregator Units as authorized by the General Partner and may pay such distributions to unitholders on a quarterly basis.
The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2026 for each applicable class of Aggregator Units. No Class I-Series III Aggregator Units have been issued by the Aggregator since inception.

			Distributions Per Unit
Declaration Date	Record Date (b)	Payment Date	Class I-Series I Units	Class I-Series II Units
April 23, 2026	March 31, 2026	May 5, 2026	$0.2200	$—
July 23, 2026	June 30, 2026	August 3, 2026	$0.2200	$—
October 22, 2026	September 30, 2026	November 3, 2026	$0.2300	$0.2300
			$0.6700	$0.2300

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

The following table presents a summary of the aggregate distributions declared and payable for the nine months ended September 30, 2025 for each applicable class of Units.

			Distributions Per Unit
Declaration Date	Record Date	Payment Date	Class I-Series I Units
April 29, 2025	March 31, 2025 (a)	May 2, 2025	$0.0962
July 29, 2025	June 30, 2025 (b)	August 1, 2025	$0.2000
October 22, 2025	September 30, 2025 (b)	November 3, 2025	$0.2000
			$0.4962
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
Performance Participation Allocation
The General Partner receives a performance participation allocation (the “Performance Participation Allocation”) by BXINFRA (through the Aggregator) equal to 12.5% of total return subject to a 5% annual hurdle amount and a high water mark with 100% catch-up. Such allocation is measured on a calendar year basis, accrued monthly and payable quarterly (subject to pro-rating for partial periods), and without taking into account accrued and unpaid taxes of any intermediate entity through which BXINFRA indirectly invests in an investment (or any comparable entities of Other Blackstone Accounts in which BXINFRA directly or indirectly participates) or taxes paid by any such intermediate entity during the applicable month. For the first calendar year of BXINFRA’s operations, the allocation was payable annually, after the end of such first calendar year, and thereafter, the allocation is payable quarterly. The General Partner, in its discretion, may elect to receive the Performance Participation Allocation in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or a Parallel Fund’s units or shares (as applicable) and/or (c) units, shares, or interests (as applicable) of intermediate entities. If the Performance Participation Allocation is paid in units, such units may be redeemed at the General Partner’s request, upon 60 days’ written notice, and will be subject to certain limitations.
The General Partner elected to receive $5.0 million of Performance Participation Allocation accrued during the year ended December 31, 2025 as equity of intermediate entities. During the nine months ended September 30, 2026, the equity of intermediate entities was issued and then contributed to BXINFRA U.S. in exchange for 180,705 BXINFRA U.S. Class I-Series I units, after which BXINFRA U.S. contributed such equity to the Aggregator in exchange for 180,640 Aggregator Units.
For the three and nine months ended September 30, 2026, the Aggregator accrued Performance Participation Allocation of $49.8 million and $119.1 million, respectively, of which $29.2 million and $70.4 million was paid in cash from intermediate entities to the General Partner, with the remainder outstanding. For the three and nine months ended September 30, 2025, the Aggregator accrued Performance Participation Allocation of $13.4 million and $24.5 million, respectively, which were fully paid in cash from intermediate entities to the General Partner.
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
The Investment Manager, in its discretion, may elect to receive the Management Fee in (a) cash, (b) the Aggregator’s, BXINFRA U.S.’s, the Feeder’s, or a Parallel Fund’s units or shares (as applicable) and/or (c) units, shares or interests (as applicable) of intermediate entities. If the Management Fee is paid in units, such units may be redeemed at the Investment Manager’s request, upon 60 days’ written notice, and will be subject to certain limitations. Additionally, the Investment Manager may separately elect for the Management Fee to be paid (in whole or in part) to an affiliate of the Investment Manager in satisfaction of Management Fee amounts owed to the Investment Manager in connection with services provided by such affiliate to BXINFRA and/or any intermediate entity.
The Investment Manager agreed to waive the Management Fee for the first six months following the Initial Closing Date. Management Fees may be offset by certain fees paid to the Investment Manager or its affiliates in connection with BXINFRA’s investments consistent with the Aggregator Partnership Agreement and the Investment Management Agreement. These fees, when recognized, are presented as Management Fees Waived. There were no such management fee offsets for the three and nine months ended September 30, 2026 and 2025. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on management fee waivers.
For the three and nine months ended September 30, 2026, the Aggregator accrued gross Management Fees of $20.3 million and $51.0 million, respectively. For the three and nine months ended September 30, 2025, the Aggregator accrued gross Management Fees of $8.6 million and $19.3 million, respectively, of which $10.7 million was waived by the Investment Manager for the nine months ended September 30, 2025. No management fee was waived for the three months ended September 30, 2025. The waived Management Fees are reported in Management Fees Waived on the Condensed Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2026, the Aggregator accrued Administration Fees of $1.6 million and $4.1 million, respectively. For the three and nine months ended September 30, 2025, the Aggregator accrued Administration Fees of $0.7 million and $1.5 million, respectively.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Investments in Affiliated Investee Funds
As of September 30, 2026 and December 31, 2025, the Aggregator had Investments in Affiliated Investee Funds of $2.1 billion and $920.5 million, respectively. Refer to Note 2. “Summary of Significant Accounting Policies” for more information on Investments in Affiliated Investee Funds.
Expense Support
During the year ended December 31, 2025, the Investment Manager has voluntarily agreed to pay certain expenses on behalf of BXINFRA such that the total expenses borne by BXINFRA (excluding interest expense, organization and offering expenses, unitholder servicing fees, the Performance Participation Allocation and taxes) did not exceed an annualized rate of 0.50% of BXINFRA’s NAV.
For the nine months ended September 30, 2025, the Aggregator accrued Expense Support of $0.7 million, that was subsequently paid by the Investment Manager. No fees were charged to the Investment Manager for agreeing to bear these expenses and the Investment Manager will not be reimbursed by the Aggregator. There was no accrued Expense Support for the three months ended September 30, 2025.
Due to/from Affiliates
Due to Affiliates consists of cash advances made by Finco (as defined below) on behalf of the Aggregator for the payment of fund and tax expenses. These amounts are intended to be cash reimbursed by the Aggregator and are non-interest bearing. Due from Affiliates consists of balances owed to the Aggregator from other non-consolidated entities within BXINFRA.
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
Related Party Transactions
BXINFRA may, from time to time, enter into transactions with certain affiliates and controlled portfolio companies of Other Blackstone Accounts. Such transactions are subject to oversight and, where required, approval by the independent directors of BXINFRA U.S. and are conducted in accordance with the terms of BXINFRA U.S.’s third amended and restated limited partnership agreement and applicable policies and procedures.
During the three and nine months ended September 30, 2026, the Aggregator acquired Infrastructure Investments, liquid debt and other securities, including but not limited to loans, debt securities, certain public equities, interests in collateralized debt obligation and loan obligation vehicles, derivatives, money market instruments, cash and cash equivalents (“Debt and Other Securities”) and future commitments to acquire Infrastructure Investments totaling up to $320.0 million and $630.0 million, respectively, from Blackstone Holdings Finance Co. L.L.C. (“Finco”), an affiliate of the Investment Manager, pursuant to an amended and restated warehousing agreement entered into by BXINFRA U.S., BXINFRA Lux, the Investment Manager and Finco on August 22, 2025 (as may be further amended and restated from time to time, the “Amended and Restated Warehousing Agreement”). During the three and nine months ended September 30, 2025, the Aggregator acquired Debt and Other Securities and future commitments to acquire Infrastructure Investments totaling up to $258.5 million and $2.3 billion, respectively, from Finco, pursuant to the Amended and Restated Warehousing Agreement. For more information on the Amended and Restated Warehousing Agreement, see Note 9. “Warehousing Agreement” in the “Notes to Condensed Financial Statements” of BXINFRA U.S.
During the three and nine months ended September 30, 2026, the Aggregator extended credit to portfolio companies controlled by Other Blackstone Accounts in connection with two new investments for an aggregate amount of $34.0 million. Additionally, during the three and nine months ended September 30, 2026, the Aggregator participated in follow-on extensions of additional credit to portfolio companies controlled by Other Blackstone Accounts in connection with two existing investments for an aggregate amount of $3.7 million and $18.1 million, respectively. During the nine months ended September 30, 2025, the Aggregator extended credit to portfolio companies controlled by Other Blackstone

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Accounts in connection with four new investments for an aggregate amount of $67.1 million. During the three months ended September 30, 2025, the Aggregator did not provide any new extensions of credit to portfolio companies controlled by Other Blackstone Accounts. During the three and nine months ended September 30, 2025, the Aggregator did not participate in any follow-on extensions of additional credit to portfolio companies controlled by Other Blackstone Accounts. The terms of the investments were negotiated by participating third-party investors and the Aggregator participated on the same terms as such third-party investors and Other Blackstone Accounts, if any.
Additionally, during the nine months ended September 30, 2026, the Aggregator acquired three loans from Finco for an aggregate amount of $11.6 million. The loans were purchased from Finco at a purchase price of cost. The Aggregator did not acquire any loans from Finco during the three months ended September 30, 2026 and 2025 nor the nine months ended September 30, 2025.
A portion of BXINFRA’s portfolio consists of fund interests in Blackstone’s infrastructure funds, including capital commitments to such funds. During the three and nine months ended September 30, 2026, the Aggregator funded capital commitments to such funds for an aggregate amount of $300.1 million and $406.0 million, respectively, and received a cash distribution from three such funds for an aggregate amount of $21.9 million and $32.1 million, respectively, for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Aggregator funded capital commitments to such funds for an aggregate amount of $120.3 million and $578.2 million, respectively. The Aggregator received a cash distribution from one such fund for an aggregate amount of $14.8 million and $19.0 million, respectively, for the three and nine months ended September 30, 2025. See Note 9. “Commitments and Contingencies” for more information on the commitments made to other Blackstone funds.
Additionally, the Investment Manager has delegated the portfolio management of BXINFRA’s Investments in Debt and Other Securities to other Blackstone investment managers (the “Sub-Investment Managers”) and, from time to time, the Sub-Investment Managers identify opportunities for cross transactions between BXINFRA and Other Blackstone Accounts. During the three and nine months ended September 30, 2026, the Aggregator did not participate in any cross-transactions with any Other Blackstone Accounts. During the three and nine months ended September 30, 2025, there were five such transactions for an aggregate amount of $7.0 million.
9. Commitments and Contingencies
Commitments
The Investment Manager agreed to advance organizational and offering expenses, other than unitholder servicing fees, on BXINFRA’s behalf through the first anniversary of the Initial Closing Date (such first anniversary, the “Effective Date”). The Aggregator will reimburse the Investment Manager for all such advanced expenses ratably over the 60 months following the Effective Date. As of December 31, 2025, the Investment Manager and its affiliates have incurred organizational and offering expenses on BXINFRA’s behalf in the amount of $3.6 million of which $3.2 million relates to Organizational Expenses and was expensed as incurred and $0.4 million relates to offering costs that are capitalized as a deferred expense and amortized over 12 months. During the three and nine months ended September 30, 2026, the Investment Manager advanced $0.1 million and $0.6 million, respectively, of additional Organizational Expenses on BXINFRA’s behalf. As of September 30, 2026, the Aggregator had Organizational Cost Payable of $0.1 million due to the Investment Manager and no Offering Cost Payable.
As of September 30, 2026, the Aggregator had unfunded commitments to existing investments of $2.0 billion, of which $897.0 million is committed to other Blackstone funds, and had no additional conditional commitments to new investments, which excludes investment commitments of the BXINFRA Warehouse as it is not certain whether BXINFRA will ultimately acquire any such investments. Conditional commitments are held among the BXINFRA Fund Program and BXINFRA’s allocation will be determined at closing. Conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions and there can be no assurance that such transactions will close as expected or at all.
Contingencies
The Aggregator may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026, the Aggregator was not subject to any material litigation nor was the Aggregator aware of any material litigation threatened against it.

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Indemnifications
In the normal course of business, the Aggregator enters into contracts that contain a variety of indemnification arrangements. The Aggregator’s exposure under these arrangements, if any, cannot be quantified. However, the Aggregator has not had any claims or losses pursuant to these indemnification arrangements and expects the potential for a material loss to be remote as of September 30, 2026.
10. Income Taxes
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, the Aggregator is not aware of any uncertain tax positions that would require recognition in the condensed consolidated financial statements.
Tax Contingencies
The Aggregator files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Aggregator and the Aggregator Corporations are subject to examination by various taxing authorities.
11. Financial Highlights
The following financial highlights are calculated for the limited partners as a whole. Calculation of these highlights on an individual limited partner basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class I-Series III Aggregator Units have been issued since inception. As of September 30, 2025, no Class I-Series II Aggregator Units were outstanding.

	Nine Months Ended September 30, 2026 (a)
	Class I
	Series I Units (b)	Series II Units
Per Unit Data
Net Asset Value, Beginning of Period (b)	$27.55	$—
Proceeds from Units Issued	—	30.00
Net Investment Income (Loss)	(0.61)	(0.20)
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	5.12	1.86
Net Increase in Net Assets	4.51	1.66
Distributions	(0.67)	(0.23)
Net Asset Value, End of Period	$31.39	$31.43
Units Outstanding, End of Period	214,497,433	999,953
Total Return Based on Net Asset Value (c)	16.38%	5.53%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.57%	0.47%
Expense Support and Management Fees Waivers (d)	0.00%	0.00%
Accrued Performance Participation Allocation	0.94%	0.79%
Total Expenses	2.51%	1.26%
Net Investment Income (Loss)	-2.10%	-0.69%

BXINFRA Aggregator (CYM) L.P.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Unit and Per Unit Data, Except Where Noted)

Nine Months Ended September 30, 2025 (a)
Class I
Series I Units (b)
Per Unit Data
Net Asset Value, Beginning of Period (b)	$—
Proceeds from Units Issued	25.00
Net Investment Income (Loss)	0.23
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies	1.80
Net Increase in Net Assets	2.03
Distributions	(0.50)
Net Asset Value, End of Period	$26.53
Units Outstanding, End of Period	111,674,297
Total Return Based on Net Asset Value (c)	6.13%
Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses without Waivers (d)	1.87%
Expense Support and Management Fees Waivers (d)	-0.56%
Accrued Performance Participation Allocation	1.21%
Total Expenses	2.52%
Net Investment Income (Loss)	0.71%
____________________
(a)Amounts and percentages may not add or recalculate due to rounding.
(b)On March 6, 2026, the Aggregator redesignated existing Class A units as Class I-Series I Units.
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
(d)Expense ratio includes Management Fees, Organizational Expenses, Professional Fees, Interest Expense, Deferred Offering Costs Amortization, Deferred Financing Cost Amortization, Administration Fees and Other, as applicable.
12. Subsequent Events

The Aggregator has evaluated the impact of all subsequent events through November 10, 2026, which is the date that these condensed consolidated financial statements were available to be issued, and except as noted below, has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.
On October 22, 2026, the Aggregator redesignated existing series of Units and designated additional series of Units. As of November 10, 2026, the Aggregator offers five classes, or series of classes, of limited partnership Units: Class I-Series I, Class I-Series II, Class I-Series III, Class I-Series IV and Class I-Series E Units. Redesignations did not result in any adjustments to the condensed consolidated financial statements.

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

Business Environment
As of September 30, 2026, BXINFRA has generated strong returns across its portfolio, led by the performance of its digital, transportation, and energy infrastructure investments. Continued demand for data center capacity, which is supported by increasing data creation, consumption, and storage, along with new leasing activity has contributed to favorable long-term growth expectations within the digital infrastructure portfolio. While public market volatility rose during the quarter, in part due to rising interest rates, private infrastructure investment performance, including BXINFRA’s investments, was less affected by these conditions. Nevertheless, we continue to monitor certain factors that may impact the portfolio, such as power availability, costs, and the broader policy and regulatory environment.
Investment Portfolio
BXINFRA’s portfolio is primarily invested in companies headquartered in North America and diversified across Blackstone Infrastructure’s key themes of digital, energy and transportation.
As of September 30, 2026, BXINFRA’s portfolio:
•Provides exposure to over 35 underlying infrastructure platforms and portfolio companies, including infrastructure investments held through fund interests.
•Consists of Infrastructure Investments and future commitments to acquire investments totaling up to $7.2 billion, exclusive of the investment commitments acquired by consolidated legal entities of Blackstone Holdings Finance Co. L.L.C. under a warehousing agreement (the “BXINFRA Warehouse”). Out of the $7.2 billion, BXINFRA has invested or committed $5.7 billion to Infrastructure Equity investments, $732.8 million to Infrastructure Secondaries and $788.1 million to Infrastructure Credit. On an invested basis, 22.4% of BXINFRA’s fair market value consists of fund interests in Blackstone’s infrastructure funds and diversified secondaries portfolios. BXINFRA holds $472.6 million of Debt Investments – Liquids at cost.
As of September 30, 2026, the BXINFRA Warehouse had no commitments.
Subsequent to September 30, 2026, the BXINFRA Fund Program committed $1.5 billion to an equity investment within the energy infrastructure sector. The BXINFRA Fund Program expects to fund less than the full commitment upon the closing of the transaction as a result of investment-level financing.
Key Components of Our Results of Operations and Financial Metrics
Our key financial measures and the results of operations are discussed below.
The Feeder’s Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.
The Feeder generates income primarily from its investment in BXINFRA U.S. and has the same investment objectives as BXINFRA U.S. The Feeder was established for certain investors with particular tax characteristics, such as tax-exempt investors and certain non-U.S. investors, to participate in BXINFRA U.S. in a more tax-efficient manner. The Feeder had an interest of 28.4% in BXINFRA U.S. as of September 30, 2026, an increase of 1.0%, compared to an interest of 27.4% as of September 30, 2025, primarily driven by relative capital activity between the Feeder and other investors in BXINFRA U.S.
For the three and nine months ended September 30, 2026, BXINFRA U.S. generated a Net Increase in Net Assets Resulting from Operations of $325.7 million and $778.7 million, respectively, an increase of $241.7 million and $628.1 million, compared to $84.0 million and $150.6 million for the three and nine months ended September 30, 2025, respectively. This resulted in the Feeder recognizing a Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S. of $78.0 million and $185.3 million for the three and nine months ended September 30, 2026, respectively, an increase of $60.9 million and $156.1 million, compared to $17.1 million and $29.2 million for the three and nine months ended September 30, 2025, respectively. There were no net realized gains or losses from the investment in BXINFRA U.S. for the three and nine months ended September 30, 2026 and 2025. Key drivers of the results of operations of BXINFRA U.S. are discussed below.

BXINFRA U.S.’s Net Change in Unrealized Gain (Loss) on Investment in the Aggregator
BXINFRA U.S. generates income primarily from its investment in the Aggregator and has the same investment objective as the Aggregator. BXINFRA U.S. had an interest of 94.9% in the Aggregator as of September 30, 2026, an increase of 2.6% compared to an interest of 92.3% as of September 30, 2025, primarily due to relative capital activity between BXINFRA U.S. and the Parallel Fund.
For the three and nine months ended September 30, 2026, the Aggregator generated a Net Increase in Net Assets Resulting from Operations of $343.9 million and $826.1 million, respectively, an increase of $252.1 million and $663.0 million, compared to $91.8 million and $163.1 million for the three and nine months ended September 30, 2025, respectively. This resulted in BXINFRA U.S. recognizing a Net Change in Unrealized Gain (Loss) on Investment in the Aggregator of $279.0 million and $660.2 million for the three and nine months ended September 30, 2026, respectively, an increase of $215.2 million and $550.9 million compared to $63.8 million and $109.3 million for the three and nine months ended September 30, 2025, respectively. There were no net realized gains or losses from the investment in the Aggregator for the three and nine months ended September 30, 2026 and 2025. Key drivers of the results of operations of the Aggregator are discussed below.
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
For the three months ended September 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $252.1 million compared to the three months ended September 30, 2025 was attributable to an increase of $298.4 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $46.3 million in Net Investment Income (Loss).
For the nine months ended September 30, 2026, the increase in the Aggregator’s Net Increase in Net Assets Resulting from Operations of $663.0 million compared to the nine months ended September 30, 2025 was attributable to an increase of $788.3 million in Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, partially offset by a decrease of $125.3 million in Net Investment Income (Loss).
Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies
For the three months ended September 30, 2026, the Aggregator had $390.2 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $298.4 million, compared to $91.8 million for the three months ended September 30, 2025. The primary drivers contributing to the increase for the three months ended September 30, 2026 are:

•$391.6 million of Net Change in Unrealized Gain (Loss) on Investments, compared to $94.9 million for the three months ended September 30, 2025, resulting in a $296.7 million increase that was primarily due to incremental purchases of investments and unrealized appreciation on Investments in Affiliated Investee Funds and digital infrastructure and transportation infrastructure investments.
•$12.4 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $15.1 million for the three months ended September 30, 2025, resulting in a $2.7 million decrease that was primarily due to lower unrealized gains on foreign currency contracts, partially offset by unrealized gains on interest rate swaps and bond futures contracts.
•$(12.5) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $(5.1) million for the three months ended September 30, 2025, resulting in a $7.4 million decrease that was primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.
•$(1.2) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies, compared to $(13.1) million for the three months ended September 30, 2025, resulting in a $11.9 million increase that was primarily attributable to a decrease in realized losses on liquid debt investments in the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the Aggregator had $937.0 million of Net Realized and Unrealized Gain (Loss) on Investments, Derivative Instruments and Translation of Assets and Liabilities in Foreign Currencies, an increase of $788.3 million, compared to $148.7 million for the nine months ended September 30, 2025. The primary drivers contributing to the increase for the nine months ended September 30, 2026 are:
•$960.6 million of Net Change in Unrealized Gain (Loss) on Investments, compared to $159.1 million for the nine months ended September 30, 2025, resulting in a $801.5 million increase that was primarily due to an increase in the investment asset base and unrealized appreciation on Investments in Affiliated Investee Funds and digital infrastructure and transportation infrastructure investments.
•$12.1 million of Net Change in Unrealized Gain (Loss) on Derivative Instruments, compared to $3.1 million for the nine months ended September 30, 2025, resulting in a $9.0 million increase that was primarily due to a reversal of previously recognized unrealized losses upon the realization of foreign currency contracts during the nine months ended September 30, 2025, as well as higher unrealized gains on derivative contracts nine months ended September 30, 2026.
•$(32.2) million of Net Change in Unrealized Gain (Loss) on Translation of Assets and Liabilities in Foreign Currencies, compared to $5.4 million for the nine months ended September 30, 2025, resulting in a $37.6 million decrease that was primarily due to purchases of new foreign-denominated investments and the fluctuation of foreign exchange rates.
•$(3.6) million of Net Realized Gain (Loss) on Investments, Derivative Instruments, and Translation of Assets and Liabilities in Foreign Currencies, compared to $(18.8) million for the nine months ended September 30, 2025, resulting in a $15.2 million increase that was primarily attributable to a decreased realized loss on liquid debt investments in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Net Investment Income (Loss)
For the three months ended September 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(46.3) million, a decrease of $46.3 million, compared to less than $(0.1) million for the three months ended September 30, 2025. The decrease in Net Investment Income (Loss) was primarily attributable to an increase of $52.8 million in Net Expenses, partially offset by an increase of $10.0 million in Total Income.
For the nine months ended September 30, 2026, the Aggregator’s Net Investment Income (Loss) was $(110.9) million, a decrease of $125.3 million, compared to $14.4 million for the nine months ended September 30, 2025. The decrease in Net Investment Income (Loss) was primarily attributable to an increase of $151.1 million in Net Expenses, partially offset by an increase of $31.0 million in Total Income.

Aggregator Income
For the three months ended September 30, 2026, the Aggregator generated $42.3 million in Total Income, an increase of $10.0 million, compared to $32.3 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $4.3 million in Dividend Income and an increase of $3.9 million in Interest Income.
For the nine months ended September 30, 2026, the Aggregator generated $101.0 million in Total Income, an increase of $31.0 million, compared to $70.0 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $23.7 million in Interest Income and an increase of $8.1 million in Dividend Income.
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
For the three months ended September 30, 2026, the Aggregator incurred $83.2 million in gross Total Expenses, an increase of $52.8 million, compared to $30.4 million for the three months ended September 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the three months ended September 30, 2026, the Aggregator had $49.8 million of Performance Participation Allocation, an increase of $36.4 million, compared to $13.4 million for the three months ended September 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the three months ended September 30, 2026, the Aggregator had $20.3 million of gross Management Fees, an increase of $11.7 million, compared to $8.6 million for the three months ended September 30, 2025, primarily due to an increase in Transactional NAV.
For the nine months ended September 30, 2026, the Aggregator incurred $202.2 million in gross Total Expenses, an increase of $139.7 million, compared to $62.5 million for the nine months ended September 30, 2025. The increase was primarily composed of increases in Performance Participation Allocation and gross Management Fees. For the nine months ended September 30, 2026, the Aggregator had $119.1 million of Performance Participation Allocation, an increase of $94.6 million, compared to $24.5 million for the nine months ended September 30, 2025, primarily due to an increase in Net Change in Unrealized Gain (Loss) on Investments. For the nine months ended September 30, 2026, the Aggregator had $51.0 million of gross Management Fees, an increase of $31.7 million, compared to $19.3 million for the nine months ended September 30, 2025, primarily due to an increase in Transactional NAV. There were no expenses waived for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, $0.7 million of Total Expenses were waived by the Investment Manager.
Provision for (Benefit of) Taxes
For the three months ended September 30, 2026, the Aggregator incurred $5.4 million in Provision for (Benefit of) Taxes, an increase of $3.4 million, compared to $2.0 million for the three months ended September 30, 2025. This was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to Aggregator corporations.
For the nine months ended September 30, 2026, the Aggregator incurred $9.6 million in Provision for (Benefit of) Taxes, an increase of $5.1 million, compared to $4.5 million for the nine months ended September 30, 2025. This was primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investments held by the underlying partnership and allocated to Aggregator corporations.

BXINFRA U.S. Net Investment Income (Loss)
For the three months ended September 30, 2026, BXINFRA U.S. incurred $47.1 million in Total Income, an increase of $26.5 million, compared to $20.6 million for the three months ended September 30, 2025 due to an increase in distributions from the Aggregator. For the three months ended September 30, 2026, BXINFRA U.S. incurred $0.5 million in Net Expenses, a decrease of less than $0.1 million, compared to $0.5 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, BXINFRA U.S. incurred $119.8 million in Total Income, an increase of $77.6 million, compared to $42.2 million for the nine months ended September 30, 2025 due to an increase in distributions from the Aggregator. For the nine months ended September 30, 2026, BXINFRA U.S. incurred $1.3 million in Net Expenses, an increase of $0.3 million, compared to $1.0 million for the nine months ended September 30, 2025.
Feeder Net Investment Income (Loss)
For the three months ended September 30, 2026, the Feeder incurred $13.1 million in Total Income, an increase of $7.6 million, compared to $5.5 million for the three months ended September 30, 2025 due to an increase in distributions from BXINFRA U.S. For the three months ended September 30, 2026, the Feeder incurred $0.2 million in Total Expenses, compared to less than $0.1 million for the three months ended September 30, 2025.
For the three months ended September 30, 2026, the Feeder incurred $4.7 million in Provision for (Benefit of) Taxes, an increase of $2.1 million, compared to $2.6 million for the three months ended September 30, 2025, primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.
For the nine months ended September 30, 2026, the Feeder incurred $33.5 million in Total Income, an increase of $22.3 million, compared to $11.2 million for the nine months ended September 30, 2025 due to an increase in distributions from BXINFRA U.S. For the nine months ended September 30, 2026, the Feeder incurred $0.4 million in Total Expenses, an increase of $0.3 million, compared to $0.1 million for the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, the Feeder incurred $9.9 million in Provision for (Benefit of) Taxes, an increase of $5.9 million, compared to $4.0 million for the nine months ended September 30, 2025, primarily driven by the increase in Net Change in Unrealized Gain (Loss) on Investment in BXINFRA U.S.
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
As of September 30, 2026, debt financing available to the Registrants and the Aggregator consisted of two senior secured revolving credit facilities, an unsecured, uncommitted line of credit agreement, a revolving credit facility and an asset-backed repurchase agreement. The Registrants and the Aggregator had $60.0 million of aggregate principal amount of outstanding debt as of September 30, 2026. The Registrants and the Aggregator had $70.0 million of aggregate principal amount of outstanding debt as of December 31, 2025. We have and may continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. dollar. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We also receive and deploy proceeds from our continuous private offerings of Units on a monthly basis.
As described below, as of September 30, 2026, the Registrants’ and the Aggregator’s Cash and Cash Equivalents, taken together with the unused capacity under the Aggregator’s credit facilities and the unused capacity under BXINFRA U.S.’s line of credit agreement, proceeds from new or amended financing arrangements and the continuous offering of Units is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units and the use of existing and future financing arrangements.
The Aggregator
As of September 30, 2026, the Aggregator had $112.8 million in Cash and Cash Equivalents and $1.4 billion of unused capacity under the Aggregator’s credit facilities, which, together with net proceeds from units, are expected to be sufficient for investing activities and to conduct operations in the near term. Additionally, as of September 30, 2026, the Aggregator held $469.1 million of liquid debt investments, which could provide additional liquidity if necessary. As of September 30, 2026, the BXINFRA Fund Program had no conditional commitments to new investments. This excludes commitments of the BXINFRA Warehouse as it is not certain whether the BXINFRA Fund Program will ultimately acquire any such investments. Generally, conditional commitments are subject to certain terms and conditions prior to closing of the relevant transactions. The Aggregator’s allocation of the conditional commitments will be determined at closing, which is generally expected to occur within twenty-four months of signing, although there can be no assurance that such transactions will close as expected or at all. As of September 30, 2026, the Aggregator had unfunded commitments of $2.0 billion to existing investments, which are generally due upon demand, of which $897.0 million is committed to Other Blackstone Accounts, which while due upon demand are generally called over a period of up to four years. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investment funds and capital commitments to investments that have not yet been called. Commitments are expected to be funded by available cash and cash generated from net proceeds from units issued and investment sale realizations. BXINFRA expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.
As of September 30, 2026, the Aggregator had Total Assets of $7.2 billion, an increase of $2.9 billion, compared to $4.3 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $1.8 billion in Investments at Fair Value. As of September 30, 2026, the Aggregator had Total Liabilities of $466.5 million, a decrease of $17.9 million, compared to $484.4 million as of December 31, 2025. The decrease in Total Liabilities was primarily driven by a decrease of $218.2 million in Payable for Investments Purchased, partially offset by an increase of $129.9 million in Repurchase Agreements and an increase of $30.5 million in Accrued Performance Participation Allocation.
BXINFRA U.S.
As of September 30, 2026, BXINFRA U.S. had $1.2 million in Cash and Cash Equivalents and $300.0 million of unused capacity under BXINFRA U.S.’s Line of Credit which, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term.
As of September 30, 2026, BXINFRA U.S. had Total Assets of $6.5 billion, an increase of $2.9 billion, compared to $3.6 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $2.8 billion in Investment in the Aggregator at Fair Value driven by an increase in subscriptions in BXINFRA U.S. and continued appreciation of investments. As of September 30, 2026, BXINFRA U.S. had Total Liabilities of $154.8 million, an increase of $54.3 million, compared to $100.5 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $31.3 million in Servicing Fees Payable, which was primarily driven by continued fundraising and an increase in Transactional NAV.
The Feeder
As of September 30, 2026, the Feeder had $0.6 million in Cash and Cash Equivalents, which, together with net proceeds from the continuous offering of Units, are expected to be sufficient to conduct operations in the near term.
As of September 30, 2026, the Feeder had Total Assets of $1.8 billion, an increase of $0.8 billion, compared to $1.0 billion as of December 31, 2025. The increase in Total Assets was principally due to an increase of $0.8 billion in Investment in BXINFRA U.S. at Fair Value. As of September 30, 2026, the Feeder had Total Liabilities of $72.8 million, an increase of $31.2 million, compared to $41.6 million as of December 31, 2025. The increase in Total Liabilities was principally driven by an increase of $15.6 million in Servicing Fees Payable which was primarily driven by continued fundraising and an increase in subscriptions in the Feeder and an increase in Transactional NAV.
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

September 30, 2026
(Dollars in Thousands)
Components of BXINFRA U.S.’s Transactional Net Asset Value
Investment in the Aggregator (a)	$6,424,429
Cash and Cash Equivalents	1,216
Other Assets	53,598
Accrued Servicing Fees (b)	(2,679)
Other Liabilities	(54,310)
Transactional Net Asset Value (c)	$6,422,254

September 30, 2026
(Dollars in Thousands)
Components of the Feeder’s Transactional Net Asset Value
Investment in BXINFRA U.S. (d)	$1,797,572
Cash and Cash Equivalents	591
Other Assets	14,560
Accrued Servicing Fees (b)	(1,124)
Tax Liabilities	(13,352)
Other Liabilities (c)	(16,227)
Transactional Net Asset Value	$1,782,020

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
(b)Accrued servicing fees only apply to BXINFRA U.S.’s Class S and Class D Units and the Feeder’s Class S-TE, Class D-TE, Class S-TE-ACC and Class D-TE-ACC Units. The fees are recognized as a reduction of Transactional NAV on a monthly basis.
(c)Includes redemption payables. For purposes of computing Transactional NAV per Unit, such redemption payables are excluded.
(d)For the Feeder’s Transactional NAV, Investment in BXINFRA U.S. includes organizational and offering expenses paid by the Investment Manager in the month BXINFRA U.S. reimburses the Investment Manager. Investment in BXINFRA U.S. is driven by BXINFRA U.S.’s investment in the Aggregator.

The Transactional NAV per Unit for each class, or series of a class, of the Registrants was as follows:

	September 30, 2026
	Transactional NAV per Unit	Number of Units

Blackstone Infrastructure Strategies L.P.
Class I
Series I	$31.41	137,502,712
Series II	$31.42	1,000,293
Series III (a)	$—	—
Class S	$30.93	60,245,939
Class D	$31.25	6,690,323
		205,439,267
Blackstone Infrastructure Strategies (TE) L.P.
Class I
Series I-TE	$30.91	27,960,346
Series II-TE (b)	$—	—
Series III-TE (b)	$—	—
Class S-TE	$30.45	21,715,564
Class D-TE	$—	—
Class I-TE-ACC	$31.77	3,220,869
Class S-TE-ACC	$31.35	4,917,244
Class D-TE-ACC	$—	—
		57,814,023
____________________
(a)The initial Transactional NAV per Unit for BXINFRA U.S.’s Class I-Series III Units will be equal to the Transactional NAV per Unit for BXINFRA U.S.’s Class I-Series I Units at the time of initial sale.
(b)The initial Transactional NAV per Unit for the Feeder’s Class I-Series II-TE Units and Class I-Series III-TE Units will be equal to the Transactional NAV per Unit for the Feeder’s Class I-Series I-TE Units at the time of initial sale.

The following table reconciles GAAP Net Asset Value to BXINFRA U.S.’s Transactional Net Asset Value.

September 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$6,321,130
Adjustments
Organizational and Offering Expenses (a)	3,287
Servicing Fee (b)	97,837
Transactional Net Asset Value	$6,422,254

The following table reconciles GAAP Net Asset Value to the Feeder’s Transactional Net Asset Value.

September 30, 2026
(Dollars in Thousands)
GAAP Net Asset Value	$1,739,063
Adjustments
Organizational and Offering Expenses (a)	873
Servicing Fee (b)	42,084
Transactional Net Asset Value	$1,782,020
____________________
(a)Represents an adjustment to the Investment in the Aggregator or BXINFRA U.S., as applicable, to reflect the recognition of organizational and offering expenses ratably over 60 months beginning January 1, 2026.
(b)Represents an adjustment to reflect servicing fees on BXINFRA U.S.’s Class S and Class D Units and the Feeder’s Class S-TE, Class D-TE, Class S-TE-ACC and Class D-TE-ACC Units as they are accrued on a monthly basis.
The following table presents BXINFRA’s Transactional Net Asset Value, without duplication.

September 30, 2026
(Dollars in Thousands)
Components of BXINFRA’s Transactional Net Asset Value
Feeder’s Transactional Net Asset Value	$1,782,020
BXINFRA U.S.’s Transactional Net Asset Value	6,422,254
Aggregate Parallel Funds’ Transactional Net Asset Value	340,977
Feeder’s Investment in BXINFRA U.S. (a)	(1,797,572)
BXINFRA Transactional Net Asset Value	$6,747,679
____________________
(a)Represents an adjustment to remove the portion of BXINFRA U.S.’s Transactional NAV attributable to the Feeder’s Investment in BXINFRA U.S.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies, that we believe are the most affected by our judgments, estimates, and assumptions, which are described in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026 and BXINFRA U.S.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on the Feeder, BXINFRA U.S. and the Aggregator, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Feeder, Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Financial Statements” of BXINFRA U.S. and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator in Part I. Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks. We are subject to financial market risks, including fair value risk, foreign exchange risk and interest rate risk.
Fair Value Risk
BXINFRA makes Infrastructure Investments and, to a lesser extent, investments in Debt and Other Securities, all of which are reported at fair value. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made by the Aggregator. Based on the fair value of the equity investments and debt investments held by the Aggregator as of September 30, 2026, we estimate that a 10% decline in the fair value of such investments would result in the following impacts to Net Increase in Net Assets Resulting from Operations:

	September 30, 2026
	Feeder	BXINFRA U.S.	Aggregator (a)
	(Dollars in Thousands)
10% Decline in Fair Value of Investments	$(156,041)	$(551,850)	$(584,680)
_________________
(a)The Aggregator’s Net Increase in Net Assets Resulting from Operations represents the cumulative effect that a decline in fair value of investments has on Net Change in Unrealized Gain (Loss) on Investments, net of Management Fees, Performance Participation Allocation and Administration Fees.
Exchange Rate Risk and Interest Rate Risk
There were no other material changes in our market risks as of September 30, 2026 as compared to December 31, 2025. For additional information, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in BXINFRA U.S.’s Annual Report on Form 10-K for the year ended December 31, 2025 and Item 2. “Financial Information. Quantitative and Qualitative Disclosures About Market Risk” in Amendment No. 1 to the Feeder’s Registration Statement on Form 10 filed June 23, 2026.
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

The Registrants’ management, including the Chief Executive Officer and Chief Financial Officer of each of the Registrants, evaluated the effectiveness of each of the Registrants’ disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of each of the Registrants have concluded that, as of the end of the period covered by this report, each of the Registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information each of the Registrants are required to disclose in reports that the Registrants file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to each of the Registrants’ management, including the Chief Executive Officer and Chief Financial Officer of each of the Registrants, as appropriate, to allow timely decisions regarding required disclosure.
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
All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.
Unit Redemptions
The following table sets forth information regarding redemptions of Units during the three months ended September 30, 2026:

Redemption Period (a)	Total Number of Units Redeemed (All Classes)	Average Price Paid per Unit (All Classes) (b)	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs (All Classes)	Maximum Number of Units that May Yet Be Redeemed Under the Plans or Programs (All Classes) (c)
BXINFRA U.S.
July 1, 2026 - July 31, 2026	179,345	$30.87	179,345	—
Feeder
July 1, 2026 - July 31, 2026	25,700	$30.45	25,700	—
____________________________________________
(a) Redemptions were effective as of September 30, 2026.
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

3.4
Amendment No. 2 to the Blackstone Infrastructure Strategies L.P. Third Amended and Restated Limited Partnership Agreement, dated as of October 22, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).

10.1
Amendment No. 1 to the Amended and Restated Investment Management Agreement, between Blackstone Infrastructure Strategies L.P. and Blackstone Infrastructure Advisors L.L.C., dated as of October 22, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).

10.2*
First Amendment to the Credit Agreement, dated as of September 15, 2026, by and among BXINFRA Aggregator (CYM) L.P., as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders thereto.

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
3.5
Certificate of Limited Partnership of Blackstone Infrastructure Strategies (TE) L.P. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 23, 2026).

3.6
Blackstone Infrastructure Strategies (TE) L.P. Third Amended and Restated Limited Partnership Agreement, dated as of March 6, 2026 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 filed with the SEC on June 23, 2026).

3.7
Amendment No. 1 to the Blackstone Infrastructure Strategies (TE) L.P. Third Amended and Restated Limited Partnership Agreement, dated as of October 22, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2026).

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
All Registrants
10.3*
Amendment No. 1 to the Second Amended and Restated Dealer Manager Agreement among Blackstone Infrastructure Strategies L.P., Blackstone Infrastructure Strategies (TE) L.P. and Blackstone Securities Partners L.P., dated October 22, 2026.

10.4*	Form of Selected Dealer Agreement.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 10, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Gregory Blank
	Name:	Gregory Blank
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	Blackstone Infrastructure Strategies L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2026	Blackstone Infrastructure Strategies (TE) L.P.
/s/ Gregory Blank
	Name:	Gregory Blank
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	Blackstone Infrastructure Strategies (TE) L.P.
/s/ Christopher Striano
	Name:	Christopher Striano
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)